Form 10-Q
period 2011-03-31
Empeiria Acquisition Corp
filed 2011-07-27
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________

Commission File Number:   000-54417

EMPEIRIA ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	6770	27-5079295
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

142 W. 57th Street, 12th Floor New York, NY 10019	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (212) 887-1150

Not Applicable
 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐

As of July 26, 2011, there were 8,820,000 shares of Company’s common stock issued and outstanding.

EMPEIRIA ACQUISITION CORP.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Interim Balance Sheet	1
	Interim Statement of Operations	2
	Interim Statement of Changes in Stockholder’s Equity	3
	Interim Statement of Cash Flows	4
	Notes to Interim Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

	Special Note Regarding Forward-Looking Statements	12
	Overview	12
	Results of Operations	12
	Liquidity and Capital Resources	12
	Critical Accounting Policies	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4.	CONTROLS AND PROCEDURES	14

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	15
ITEM 1A.	RISK FACTORS	15
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4.	REMOVED AND RESERVED	16
ITEM 5.	OTHER INFORMATION	16
ITEM 6.	EXHIBITS	17

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Empeiria Acquisition Corp.
(a development stage company)

INTERIM BALANCE SHEET
March 31, 2011
(Unaudited)

ASSETS
Current Assets:
Cash	$8,913
Deferred Offering Costs	145,990
Total Assets	$154,903

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$29,903
Notes Payable, Officer	100,862
Total Liabilities	130,765

Commitments and contingencies

Stockholder’s Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	―
Common Stock, $.0001 par value; 100,000,000 shares authorized, 2,430,000 shares issued and outstanding	243
Additional Paid-in Capital	24,757
Deficit Accumulated During Development Stage	(862)
Total Stockholder’s Equity	24,138
Total Liabilities and Stockholder’s Equity	$154,903

The accompanying notes are an integral part of the interim financial statements.

Empeiria Acquisition Corp.
(a development stage company)

INTERIM STATEMENT OF OPERATIONS
For the Period from January 24, 2011 (date of inception) to March 31, 2011
(Unaudited)

Revenue	$	―
General and Administrative Expenses		862
Loss from Operations		(862)
Interest and Dividend Income		―
Net Loss Attributable to Common Stockholder		$(862)
Weighted Average Number of Common Shares Outstanding, basic and diluted		2,430,000
Basic and Diluted Net Loss Per Share Attributable to Common Stockholder		$(0.00)

The accompanying notes are an integral part of the interim financial statements.

Empeiria Acquisition Corp.
(a development stage company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
For the Period from January 24, 2011 (date of inception) to March 31, 2011
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholder’s
	Shares	Amount	Capital	Stage	Equity
Sale of common stock issued to initial stockholder on January 24, 2011 at approximately $0.01029 per share	2,430,000	$243	$24,757	$ ―	$25,000
Net loss attributable to common stockholder	―	―	―	(862)	(862)
Balance, March 31, 2011	2,430,000	$243	$24,757	$(862)	$24,138

The accompanying notes are an integral part of the interim financial statements.

Empeiria Acquisition Corp.
(a development stage company)

INTERIM STATEMENT OF CASH FLOWS
For the Period from January 24, 2011 (date of inception) to March 31, 2011
(Unaudited)

Cash Flows from Operating Activities
Net Loss	$(862)
Cash Used in Operating Activities	(862)

Cash Flows from Financing Activities
Proceeds From Notes Payable, Officer	100,862
Payment of Offering Costs	(116,087)
Proceeds From Sale of Common Stock to Sponsor	25,000
Net Cash Provided by Financing Activities	9,775

Net Increase in Cash	8,913
Cash at Beginning of the Period	―
Cash at End of the Period	$8,913

Supplemental Disclosure of Non-cash Transactions:
Deferred Offering Costs Included in Accrued Expenses	$29,903

The accompanying notes are an integral part of the interim financial statements.

Empeiria Acquisition Corp.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
For the Period from January 24, 2011 (date of inception) to March 31, 2011
(Unaudited)

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

 Empeiria Acquisition Corp. (the “company”) was incorporated in Delaware on January 24, 2011. The company is a newly-organized blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business transaction, one or more operating businesses or assets (an “initial business transaction”). The company has neither engaged in any operations nor generated any revenues to date. All activity through March 31, 2011 relates to the company’s formation and initial public offering.  The company has selected December 31 as its fiscal year end.

The registration statement for the company’s initial public offering (the “public offering”) was declared effective on June 15, 2011.  On June 21, 2011, the company consummated its public offering of 6,000,000 units, with each unit consisting of one share of its common stock and one warrant to purchase one share of its common stock (Note 3).  The shares of common stock sold as part of the units in the public offering are referred herein as “public shares.”  On June 15, 2011, the company completed a private placement of 390,000 units (the “placement units”) to Empeiria Investors LLC, a Delaware limited liability company (the “sponsor”), with each placement unit consisting of one share of common stock and a warrant to purchase one share of common stock. The company received gross proceeds of $63,900,000 before deducting underwriters’ compensation of $1,175,000 (total compensation of $1,200,000 less an initial $25,000 advance) and including $3,900,000 received for the purchase of 390,000 units by the sponsor.  On January 24, 2011, the company completed a private placement of 2,430,000 shares of its common stock (the “initial shares”) to the initial stockholders, including the company’s sponsor, officers and directors.  The private placements of the initial shares and the placement units are collectively referred herein to as the “private placements” — Note 4.

Upon the closing of the public offering and the private placement in June 2011, $61,200,000 of net proceeds were placed into a trust account, and will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Except for a portion of the interest income that may be released to the company to pay any taxes and to fund working capital requirements, none of the funds held in trust will be released from the trust account until the earlier of (i) the consummation of an initial business transaction, (ii) the redemption of the shares sold in the public offering if the company is unable to consummate a business transaction by September 15, 2012 (or December 15, 2012 if it executes a letter of intent or definitive agreement within such 15 month period) or (iii) the company’s liquidation (if no redemption occurs).

Initial Business Transaction

For the purposes of consummating an initial business transaction, the company is not limited to a particular industry, geographic region or minimum transaction value, although its management team intends to focus on operating businesses in the following sectors: energy, transportation, food and industrial technology. The management team anticipates structuring a business transaction to acquire 100% of the equity interests or assets of the target business or businesses. It may also, however, structure a business transaction to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest.

Upon the consummation of the initial business transaction, subject to certain limitations, the company will provide its stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes. The company intends to consummate the initial business transaction and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and will file tender offer documents with the Securities and Exchange Commission (the “SEC”). If, however, a stockholder vote is required by law, or the company decides to hold a stockholder vote for business or legal reasons, it will conduct the redemptions in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the company holds a stockholder vote, public stockholders voting in favor of the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less taxes and amounts released to the company for working capital purposes, but public stockholders voting against the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account excluding any amounts representing interest earned on the trust account, less taxes and amounts released for working capital purposes. Regardless of whether the company holds a stockholder vote or a tender offer in connection with an initial business transaction, public stockholders will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (in some instances) but less taxes payable plus amounts released to fund working capital requirements and any amounts used for purchasing public shares. As a result, the company will record the shares subject to redemption at fair value and classify them as temporary equity upon the completion of the public offering, in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 480, “Distinguishing Liabilities from Equity.”

The company will consummate an initial business transaction only if holders of no more than 92% of its public shares elect to redeem their shares and, solely if it seeks stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business transaction.

Solely if the company holds a stockholder vote to approve the initial business transaction, and it does not conduct redemptions pursuant to the tender offer rules, it may enter into privately negotiated transactions to purchase public shares from stockholders who would otherwise elect to redeem their shares, with such purchases made using funds held in the trust account. All shares so purchased by the company will be immediately cancelled.

Liquidation

If the company does not consummate an initial business transaction by September 15, 2012 (or December 15, 2012 if it executes a letter of intent or definitive agreement by September 15, 2012), it will (i) cease all operations except for the purpose of winding up, (ii) redeem its public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the company’s remaining stockholders and board of directors, dissolve and liquidate as part of its plan of dissolution and liquidation. The company will pay the costs of liquidation from its remaining assets outside of the trust account. If such funds are insufficient, the company’s sponsor has agreed to advance the funds necessary to pay any and all costs involved or associated with the process of liquidation and the return of the funds in the trust account to the public stockholders (currently anticipated to be no more than approximately $30,000).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2011 and the results of operations for the period from January 24, 2011 (date of inception) to March 31, 2011.  Certain information and disclosures normally included in interim financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the period January 24, 2011 (date of inception) to March 31, 2011 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

Development Stage Company

The company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of March 31, 2011, the company had not commenced operations or generated revenue. All activity through March 31, 2011 relates to the company’s formation, the private placements and the public offering. Following the public offering, the company will not generate any operating revenues until after the completion of an initial business transaction, at the earliest. The company may generate non-operating income in the form of interest income on the designated trust account after the public offering.

Net Loss Per Common Share

The company complies with the accounting and disclosure requirements of FASB ASC 260 “Earnings Per Share.” Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. During the period from inception through March 31, 2011, the company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the company. As a result, dilutive loss per common share is equal to basic loss per common share for the period.

Use of Estimates

The preparation of interim financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

Income Tax

The company complies with GAAP which requires an asset and liability approach to financial reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

The company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the company recording a tax liability that reduces ending retained earnings. Based on its analysis, the company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2011. The company’s conclusions may be subject to review and adjustment at a later date based on factors including, but are not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof. The company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period ended March 31, 2011.

The company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Deferred Offering Costs

Deferred offering costs consist principally of $145,990 of legal, accounting, underwriting and filing fees incurred through the balance sheet date that are related to the public offering and private placements and that will be charged to stockholders’ equity upon the completion of the public offering.

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair values of the company’s financial instruments, including cash, approximate their carrying amounts represented on the balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the company’s financial statements.

3. PUBLIC OFFERING

Pursuant to the public offering, the company offered for sale up to 6,000,000 units at a purchase price of $10.00 per unit. Each unit consists of (i) one share of the company’s common stock, $0.0001 par value (“common stock”), and (ii) one warrant to purchase one share of common stock (“warrant”). Each warrant entitles the holder to purchase one share of common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of an initial business transaction and June 15, 2012 and will expire five years from the date of the initial business transaction, or earlier upon redemption or liquidation. The company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ prior written notice after the warrants become exercisable, only in the event that the last sales price of the common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is given. In the event that a registration is not effective at the time of exercise, the holders of the warrants shall not be entitled to exercise such warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the company be required to net cash settle the warrants and the warrants will expire worthless.

The company completed the public offering on June 21, 2011.

4. RELATED PARTY TRANSACTIONS

 Private Placements

On January 24, 2011, the company issued to its sponsor in a private placement 2,430,000 shares of restricted common stock for an aggregate purchase price of $25,000.

The initial shares will not be released from transfer restrictions until: (i) with respect to 20% of such shares, upon consummation of an initial business transaction, (ii) with respect to 20% of such shares, when the closing price of the common stock exceeds $12.00 for any 20 trading days within a 30 trading day period following the consummation of an initial business transaction, (iii) with respect to 20% of such shares, when the closing price of the common stock exceeds $13.50 for any 20 trading days within a 30 trading day period following the consummation of an initial business transaction, (iv) with respect to 20% of such shares, when the closing price of the common stock exceeds $15.00 for any 20 trading days within a 30 trading day period following the consummation of an initial business transaction and (v) with respect to 20% of such shares, when the closing price of the common stock exceeds $17.00 for any 20 trading days within a 30 trading day period following the consummation of an initial business transaction or earlier, in any case, if, following an initial business transaction, the company engages in a subsequent transaction (1) resulting in its stockholders having the right to exchange their shares for cash or other securities or (2) involving a merger or other change in the majority of its board of directors or management team in which the company is the surviving entity.

The sponsor has agreed to purchase 390,000 placement units from the company at a price of $10.00 per unit, each unit consisting of one share of common stock (“placement shares”) and a warrant to purchase one share of common stock (“placement warrants”) for an aggregate purchase price of $3,900,000 in a private placement pursuant to Section 4(2) or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The placement warrants are identical to the warrants sold in the public offering except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis at the option of the holder; and (ii) will not be redeemable by the company. In addition, the placement warrants and placement shares are subject to transfer restrictions until 30 days following the consummation of an initial business transaction. Since the company is not required to net-cash settle the placement warrants, the company intends to record them at fair value and classify them within stockholders’ equity as additional paid-in capital in accordance with FASB ASC 815-40.

The initial shares and the placement shares are identical to the shares of common stock included in the units being sold in the public offering except that (i) the initial shares and the placement shares are subject to certain transfer restrictions as described above, and (ii) the sponsor has agreed not to redeem any shares of common stock held by it in connection with the consummation of an initial business transaction, and has also waived its rights to participate in any redemption with respect to its initial shares and the placement shares if the company fails to consummate an initial business transaction. However, the sponsor, officers and directors will be entitled to redeem any public shares they acquire in or after the public offering in the event the company fails to consummate an initial business transaction within the required time period.

In connection with a stockholder vote to approve an initial business transaction, if any, the company’s initial stockholders have agreed to vote their initial shares and the placement shares in favor of the initial business transaction. In addition, the company’s sponsor, officers and directors have also agreed to vote any shares of common stock acquired in the public offering or in the aftermarket in favor of the initial business transaction submitted to stockholders for approval, if any.

The company’s initial stockholders and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement entered into on the date of the prospectus for the public offering. Such holders are entitled to demand registration rights and certain “piggy-back” registration rights with respect to the initial shares, the placement shares, the placement warrants and the shares of common stock underlying the placement warrants, commencing after the expiration of their respective transfer restriction period.

Note Payables to Officer

On February 25, 2011 and March 3, 2011, the company issued unsecured promissory notes to an officer of the company in the amounts of $50,862 and $50,000, respectively, in consideration of the payment by such officer of various organizational and offering expenses on the company’s behalf and a direct loan made by such officer to the company.  The principal balances of the notes are payable on the earlier of (i) the date of the consummation of the public offering and (ii) December 31, 2011. The principal balances are prepayable without penalty at any time in whole or in part. No interest accrues on the unpaid principal balances of the notes. Due to the short-term nature of the notes, the fair value of the notes approximates their carrying amount at March 31, 2011. These notes were repaid upon the completion of the company’s public offering.

Administrative Services

The company has agreed to pay its sponsor or an affiliate of its sponsor $5,000 per month for office space and general and administrative services, commencing upon the date of the prospectus of the public offering. The company has also agreed to pay its sponsor a management fee of $10,000 per month which will be used by the sponsor to pay the company’s president for services, commencing upon the date of the public offering. This agreement shall continue until the earlier to occur of: (i) an initial business transaction and (ii) 15 months from the date of the public offering (or 18 months if the 15 month period is extended as a result of the company entering into a letter of intent or definitive agreement within the 15 month period).

5. COMMITMENTS AND CONTINGENCIES

The company granted Cohen & Company Capital Markets, LLC (“Cohen & Company”), as the representative of the underwriters for the public offering, a 45-day option to purchase up to 900,000 units (over and above the 6,000,000 units referred to above) solely to cover over-allotments, if any.

The underwriters for the public offering are entitled to an underwriting discount of 2.0% of the public unit offering price, including any amounts raised pursuant to the over-allotment option. In addition, the company has committed to pay a deferred corporate finance fee of 1.5% of the gross offering proceeds to Cohen & Company upon the company’s consummation of an initial business transaction.  Cohen & Company will not be entitled to any interest accrued on the deferred corporate finance fee.

The company has also agreed to sell to Cohen & Company, for $100, as additional compensation, an option to purchase up to 600,000 units at $15.00 per unit. The units issuable upon exercise of this option are identical to those offered in the public offering. This option may be exercised during the five-year period from the date of the public offering commencing on the later of the consummation of an initial business transaction and the one-year anniversary of the date of the public offering. The company intends to account for the fair value of the unit purchase option, net of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The company estimates the fair value of this unit purchase option is approximately $2.07 per unit (for a total fair value of approximately $1,242,000) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriter is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.11% and (3) expected life of 5 years. Because the company’s units do not have a trading history, the volatility assumption is based on information currently available to management. The volatility assumption was calculated using the average volatility of exchange-traded funds tracking various indices, which are representative of the sectors on which the company intends to focus for the initial business transaction, including: the Industrial Select Sector SPDR Fund, the iShares Dow Jones Transportation Average Index Fund, the iShares Dow Jones U.S. Oil Equipment & Services Index Fund, and the PowerShares Dynamic Food & Beverage Portfolio. The company believes that the volatility estimate is a reasonable benchmark to use in estimating the expected volatility of the units. Although an expected life of five years was used in the calculation, if the company does not consummate a business transaction within the prescribed time period and it liquidates, the option will become worthless. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying warrants and the market price of the units and underlying ordinary shares) to exercise the unit purchase option without the payment of cash.

6. SHAREHOLDER’S EQUITY

Common Stock

The company is authorized to issue 100,000,000 shares of common stock. Holders of the company’s common stock are entitled to one vote for each share. At March 31, 2011, there were 2,430,000 shares of common stock outstanding.  On June 13, 2011, the company effectuated a 0.75625-for-1 reverse stock split. On June 15, 2011, the company effectuated an approximately 0.80331-for-1 reverse stock split. Unless otherwise stated, all share amounts, weighted average amounts and earnings per share amounts have been restated to reflect the retroactive effect of the reverse stock splits.

Preferred Stock

The company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At March 31, 2011, the company has not issued any shares of preferred stock.

7.  SUBSEQUENT EVENTS

The registration statement for the public offering was declared effective on June 15, 2011. On June 21, 2011, the company consummated the public offering of 6,000,000 units. On June 15, 2011, the company completed a private placement of 390,000 placement units to the sponsor for an aggregate purchase price of $3,900,000. The company received gross proceeds of $63,900,000 before deducting underwriters’ compensation of $1,175,000 (total compensation of $1,200,000 less an initial $25,000 advance). Upon the closing of the public offering and the private placement in June 2011, $61,200,000 was placed into a trust account. The trust account is held at a bank and maintained by Continental Stock Transfer & Trust Company acting as trustee.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “company,” “us” or “we” refer to Empeiria Acquisition Corp. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a newly-organized blank check company formed on January 24, 2011 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business transaction, one or more operating businesses or assets in an initial business transaction.  For the purposes of consummating an initial business transaction, we are not limited to a particular industry, geographic region or minimum transaction value, although we intend to focus on operating businesses in the following sectors: energy, transportation, food and industrial technology. Our management team anticipates structuring a business transaction to acquire 100% of the equity interests or assets of the target business or businesses. We may also, however, structure a business transaction to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest.

Results of Operations

For the period from January 24, 2011 (date of inception) through March 31, 2011, we had a net loss of $862 and incurred costs of $145,990 with regard to our public offering, which were classified as deferred offering costs on our balance sheet.

All of our activities from January 24, 2011 (date of inception) through March 31, 2011 were in preparation for our public offering which was consummated on June 21, 2011. We believe that we have sufficient funds available to complete our efforts to effect an initial business transaction within 15 months from the date of our public offering (or 18 months if the 15 month period is extended as a result of us entering into a letter of intent or definitive agreement within the 15 month period).

Liquidity and Capital Resources

On June 21, 2011, we consummated our public offering of 6,000,000 units at a price of $10.00 per unit. On June 15, 2011, we completed a private placement of 390,000 placement units to Empeiria Investors LLC, our sponsor, for an aggregate purchase price of $3,900,000. We received gross proceeds of $63,900,000 before deducting underwriters’ compensation of $1,175,000 (total compensation of $1,200,000 less an initial $25,000 advance) and other expenses. Upon the closing of the public offering and the private placement in June 2011, $61,200,000 was placed into a trust account.

As of March 31, 2011, we had cash of $8,913. Until the consummation of our initial public offering, our only sources of liquidity were the purchase of our common stock by our sponsor for $25,000 on January 24, 2011 and loans made on February 25, 2011 and March 3, 2011 to us by an officer of the company. All of our liabilities as of March 31, 2011 were related to costs associated with the public offering.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than (i) a monthly fee of $5,000 payable to our sponsor or an affiliate of our sponsor for office space and general and administrative services, commencing upon the date of the prospectus of our public offering, and (ii) a monthly fee of $10,000 payable to our sponsor which will be used by the sponsor to pay our president for services, commencing upon the date of our public offering. These payments shall continue until the earlier to occur of: (i) an initial business transaction and (ii) 15 months from the date of our public offering (or 18 months if the 15 month period is extended as a result of us entering into a letter of intent or definitive agreement within the 15 month period).

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

We have identified the following as our critical accounting policies:

Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Deferred Offering Costs:

Deferred offering costs consist principally of legal, accounting, underwriting and filing fees incurred through the balance sheet date that are related to the public offering and private placements and that will be charged to stockholders’ equity upon the completion of the public offering.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the company’s financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company was incorporated in Delaware on January 24, 2011 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business transaction, one or more operating businesses or assets. The company was considered to be in the development stage at March 31, 2011 and had not yet commenced any operations or generated any revenues. All activity through March 31, 2011 related to the company’s formation and initial public offering.  The company did not have any financial instruments that were exposed to market risks at March 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the company’s reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including the company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Factors that could cause the company’s actual results to differ materially from those in this report are any of the risks described in our prospectus dated June 15, 2011 filed with the SEC. Any of these factors could result in a significant or material adverse effect on the company’s results of operations or financial condition. Additional risk factors not presently known to the company or that the company currently deems immaterial may also impair its business or results of operations.

As of the date of this report, there have been no material changes to the risk factors disclosed in the company’s prospectus dated June 15, 2011 filed with the SEC, except it may disclose changes to such factors or disclose additional factors from time to time in its future filings with the SEC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 24, 2011, the company issued in a private placement 2,430,000 shares of restricted common stock (up to 300,000 of which are subject to forfeiture if the underwriters’ over-allotment option is not exercised in full) to its sponsor for an aggregate purchase price of $25,000. As of May 2, 2011, the sponsor sold, at cost, an aggregate of 607,500 of such initial shares to the company’s officers and directors. (These share amounts reflect the 0.75625-for-1 and approximately 0.80331-for-1 reverse stock splits effectuated by the company on June 13, 2011 and June 15, 2011, respectively.) The initial shares will not be released from transfer restrictions until the date (i) with respect to 20% of such shares, upon consummation of an initial business transaction, (ii) with respect to 20% of such shares, when the closing price of the company’s common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of an initial business transaction, (iii) with respect to 20% of such shares, when the closing price of the common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of an initial business transaction, (iv) with respect to 20% of such shares, when the closing price of the common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of an initial business transaction and (v) with respect to 20% of such shares, when the closing price of the common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of an initial business transaction or earlier, in any case, if, following a business transaction, the company engages in a subsequent transaction (1) resulting in its stockholders having the right to exchange their shares for cash or other securities or (2) involving a merger or other change in the majority of the company’s board of directors or management team in which the company is the surviving entity. The holders of initial shares will not have any right to any liquidation distributions in the event the company fails to consummate an initial business transaction.

On June 15, 2011, the sponsor purchased 390,000 placement units from the company at a price of $10.00 per unit in a private placement. The placement units consist of one placement share and a placement warrant to purchase one share of common stock. The placement warrants are identical to the warrants included in the units sold in the public offering except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis; and (ii) will not be redeemable by the company. In addition, the placement shares and placement warrants will be subject to transfer restrictions until 30 days following the consummation of an initial business transaction.

The initial shares and the placement shares are identical to the shares of common stock included in the units sold in the public offering except that (i) the initial shares and the placement shares are subject to certain transfer restrictions as described above, and (ii) the sponsor has agreed not to redeem any shares of common stock held by it in connection with the consummation of an initial business transaction, and has also waived its rights to participate in any redemption with respect to its initial shares and the placement shares if the company fails to consummate an initial business transaction.

The securities described in the preceding paragraphs were issued in connection with the company’s organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act, as they were sold to accredited investors.

Use of Proceeds from the Initial Public Offering

On June 21, 2011, the company consummated its initial public offering of 6,000,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of an initial business transaction and June 15, 2012 and will expire five years from the date of the initial business transaction, or earlier upon redemption or liquidation. The company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ prior written notice after the warrants become exercisable, only in the event that the last sales price of the common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is given.

The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $60,000,000. Cohen & Company Capital Markets, LLC acted as the representative of the underwriters in the public offering.  The securities sold in the public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-172629). The SEC declared the registration statement effective on June 15, 2011.

 The company paid a total of $1,200,000 in underwriting discounts and commissions (none of which were incurred from January 24, 2011 (date of inception) through March 31, 2011) and approximately $435,000 for other costs and expenses related to the public offering (of which $120,990 was incurred from January 24, 2011 (date of inception) through March 31, 2011). In addition, the company has committed to pay a deferred corporate finance fee of $900,000 (equal to 1.5% of the gross offering proceeds) to Cohen & Company upon the consummation of an initial business transaction.

After deducting the underwriting discounts and commissions (excluding the deferred corporate finance fee of $900,000, which will be payable upon consummation of an initial business transaction) and the offering expenses, the total net proceeds from the public offering and the private placement were approximately $62,200,000, of which $61,200,000 (or approximately $10.20 per unit sold in the public offering) was placed into a trust account.  The proceeds held in the trust account will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPEIRIA ACQUISITION CORP.

Dated: July 27, 2011	/s/ Alan B. Menkes
Alan B. Menkes Chief Executive Officer (Principal executive officer)

Dated: July 27, 2011	/s/ Joseph Fong
Joseph Fong Chief Financial Officer and Executive Vice President (Principal financial and accounting officer)