Form 10-Q
period 2011-06-30
Empeiria Acquisition Corp
filed 2011-08-15
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒

As of August 12, 2011, there were 8,520,000 shares of Company’s common stock issued and outstanding.

EMPEIRIA ACQUISITION CORP.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Interim Balance Sheet	1
	Interim Statements of Operations	2
	Interim Statement of Changes in Stockholders’ Equity	3
	Interim Statement of Cash Flows	4
	Notes to Interim Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

	Special Note Regarding Forward-Looking Statements	12
	Overview	12
	Results of Operations	13
	Related Party Transactions	13
	Liquidity and Capital Resources	13
	Critical Accounting Policies	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 1A.	RISK FACTORS	17
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	REMOVED AND RESERVED	18
ITEM 5.	OTHER INFORMATION	18
ITEM 6.	EXHIBITS	19

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Empeiria Acquisition Corp.
(a development stage company)

INTERIM BALANCE SHEET
(Unaudited)

June 30, 2011
ASSETS
Current Assets:
Cash	$1,075,409
Investments Held in Trust Account	61,200,000
Total Assets	$62,275,409

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$44,313
Due to Related Parties	9,717
Total Current Liabilities	54,030
Deferred Underwriting Compensation	900,000
Total Liabilities	954,030

Commitments and Contingencies

Common Stock Subject to Possible Redemption, 5,520,000 Shares (at Redemption Value)	56,304,000

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	―
Common Stock, $.0001 par value; 100,000,000 shares authorized, 8,820,000 shares issued and outstanding (5,520,000 shares subject to possible redemption)	882
Additional Paid-in Capital	5,038,199
Deficit Accumulated During Development Stage	(21,702)
Total Stockholders’ Equity	5,017,379
Total Liabilities and Stockholders’ Equity	$62,275,409

The accompanying notes are an integral part of the interim financial statements.

Empeiria Acquisition Corp.
(a development stage company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2011		Period from January 24, 2011 (date of inception) to June 30, 2011

Revenue	$	―	$	―
General and Administrative Expenses		20,840		21,702
Loss from Operations		(20,840)		(21,702)
Interest and Dividend Income		―
Net Loss Attributable to Common Shares Outstanding		$(20,840)		$(21,702)
Weighted Average Number of Common Shares Outstanding, basic and diluted		3,087,692		2,811,210
Net Loss Per Share Outstanding, basic and diluted		$(0.01)		$(0.01)

Two-Class Method:
Weighted Average Number of Common Shares Outstanding Subject to Possible Redemption		545,934		316,433
Net Loss Per Common Share for Shares Subject to Possible Redemption		$(0.00)		$(0.00)

Weighted Average Number of Common Shares Outstanding, Excluding Shares Subject to Possible Redemption		2,541,758		2,494,777
Net Loss Per Common Share, Excluding Shares Subject to Possible Redemption, basic and diluted		$(0.01)		$(0.01)

The accompanying notes are an integral part of the interim financial statements.

Empeiria Acquisition Corp.
(a development stage company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from January 24, 2011 (date of inception) to June 30, 2011
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock issued to initial stockholder on January 24, 2011 at approximately $0.01029 per share	2,430,000	$243	$24,757	$ ―	$25,000

Sale of 6,000,000 units on June 21, 2011, net of underwriters’ discount and offering expenses (including 5,520,000 shares subject to possible redemption)	6,000,000	600	57,417,481		57,418,081

Net proceeds subject to possible redemption of 5,520,000 shares			(56,304,000)		(56,304,000)

Sale of 390,000 placement units	390,000	39	3,899,961		3,900,000

Net loss attributable to common shares not subject to possible redemption, for the period from January 24, 2011 (date of inception) to June 30, 2011	―	―	―	(21,702)	(21,702)

Balance, June 30, 2011 (unaudited)	8,820,000	$882	$5,038,199	$(21,702)	$5,017,379

The accompanying notes are an integral part of the interim financial statements.

Empeiria Acquisition Corp.
(a development stage company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

Period from January 24, 2011 (date of inception) to June 30, 2011
Cash Flows from Operating Activities
Net Loss	$(21,702)
Increase in Accounts Payable and Accrued Expenses	19,313
Net Cash Used in Operating Activities	(2,389)

Cash Flows from Investing Activities
Change in Investments Held in Trust Account	(61,200,000)
Cash Used in Investing Activities	(61,200,000)

Cash Flows from Financing Activities
Proceeds from Notes Payable, Officer	100,862
Repayment of Notes Payable, Officer	(100,862)
Proceeds from Public Offering	60,000,000
Proceeds from Sale of Placement Units to Sponsor	3,900,000
Proceeds from Sale of Common Stock to Initial Stockholders	25,000
Proceeds from Sale of Underwriter’s Purchase Option	100
Payment of Offering Costs	(1,647,302)
Net Cash Provided by Financing Activities	62,277,798

Net Increase in Cash	1,075,409
Cash at Beginning of the Period	―
Cash at End of the Period	$1,075,409

Supplemental Disclosure of Non-cash Transactions:
Offering Costs Included in Accrued Expenses	$25,000
Offering Costs Included in Due to Related Parties	$9,717
Deferred Underwriting Compensation	$900,000

The accompanying notes are an integral part of the interim financial statements.

Empeiria Acquisition Corp.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
For the Period from January 24, 2011 (date of inception) to June 30, 2011
(Unaudited)

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

 Empeiria Acquisition Corp. (the “company”) was incorporated in Delaware on January 24, 2011. The company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business transaction, one or more operating businesses or assets (an “initial business transaction”). The company has neither engaged in any operations nor generated any revenues to date. The company intends to focus on identifying a prospective target business or asset with which to consummate an initial business transaction.  All activity through June 30, 2011 relates to the company’s formation, the private placements and initial public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters.  The company has selected December 31 as its fiscal year end.

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

Upon the closing of the public offering and the private placement in June 2011, $61,200,000 of net proceeds was placed into a trust account (the “trust account”) with Continental Stock Transfer & Trust Company serving as trustee, and as of June 30, 2011, all of such proceeds were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Except for a portion of the interest income that may be released to the company to pay any taxes and to fund working capital requirements, none of the funds held in trust will be released from the trust account until the earlier of (i) the consummation of an initial business transaction, (ii) the redemption of the shares sold in the public offering if the company is unable to consummate a business transaction by September 15, 2012 (or December 15, 2012 if it executes a letter of intent or definitive agreement by September 15, 2012) or (iii) the company’s liquidation (if no redemption occurs).

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

Upon the consummation of the initial business transaction, subject to certain limitations, the company will provide its stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes. The company intends to consummate the initial business transaction and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and will file tender offer documents with the Securities and Exchange Commission (the “SEC”). If, however, a stockholder vote is required by law, or the company decides to hold a stockholder vote for business or legal reasons, it will conduct the redemptions in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the company holds a stockholder vote, public stockholders voting in favor of the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less taxes and amounts released to the company for working capital purposes, but public stockholders voting against the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account excluding any amounts representing interest earned on the trust account, less taxes and amounts released for working capital purposes. Regardless of whether the company holds a stockholder vote or a tender offer in connection with an initial business transaction, public stockholders will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (in some instances) but less taxes payable plus amounts released to fund working capital requirements and any amounts used for purchasing public shares. The company will consummate an initial business transaction only if holders of no more than 92% of its public shares elect to redeem their shares and, solely if it seeks stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business transaction. As a result, the company has recorded the 5,520,000 public shares subject to redemption at their aggregate redemption value of $56,304,000 and classified them as temporary equity at June 30, 2011, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2011 and the results of operations for the period from January 24, 2011 (date of inception) to June 30, 2011.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the period January 24, 2011 (date of inception) to June 30, 2011 are not necessarily indicative of the results of operations to be expected for any other interim period or a full fiscal year.

Development Stage Company

The company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of June 30, 2011, the company had not commenced operations or generated revenue. All activity through June 30, 2011 relates to the company’s formation, the private placements and the public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters.  The company will not generate any operating revenues until after the completion of an initial business transaction at the earliest. The company may generate non-operating income in the form of interest income on the trust account after the public offering.

Net Loss Per Common Share

The company complies with the accounting and disclosure requirements of FASB ASC 260 “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the public offering and the private placement in June 2011, as calculated using the treasury stock method.  As the company reported net losses for the three months ended June 30, 2011 and the period from January 24, 2011 (date of inception) to June 30, 2011, the effect of the 6,390,000 warrants (including 390,000 placement warrants included in the placement units issued to the sponsor in the private placement in June 2011) has not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share for both periods.

The company’s statements of operations include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for the maximum number of shares subject to possible redemption is calculated by dividing the income, net of applicable income taxes and franchise taxes, attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.

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

Concentration of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The company has not experienced losses on these accounts and management believes the company is not exposed to significant risks on such accounts.

Restricted Cash Equivalents Held in the Trust Account

The amounts held in the trust account represent substantially all of the proceeds from the public offering and the private placement and are classified as restricted assets since such amounts can only be used by the company in connection with the consummation of an initial business transaction. The funds held in the trust account are invested in United States Treasury securities.

Investments Held in Trust Account

Investment securities consist of United States Treasury securities. The company classifies its securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the company has the ability and intent to hold until maturity. Held-to-maturity Treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Interest income is recognized when earned.  There is no amortization or accretion applicable for the three months ended June 30, 2011 and the period from January 24, 2011 (date of inception) to June 30, 2011 since the Treasury bills were purchased by the company at par.

Redeemable Common Stock

As discussed in Note 1, the 6,000,000 common shares sold as part of the public offering contain a redemption feature which allows for the redemption of common shares under the company’s liquidation or tender offer/stockholder approval provisions.  In accordance with ASC 480 “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. In connection with the consummation of an initial business transaction, the company may redeem pursuant to a tender offer up 92% of the shares sold in the public offering.

The company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at June 30, 2011, 5,520,000 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less franchise and income taxes payable ($10.20 at June 30, 2011).

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

The company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the company recording a tax liability that reduces ending retained earnings. Based on its analysis, the company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2011. The company’s conclusions may be subject to review and adjustment at a later date based on factors including, but are not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof. The company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period from January 24, 2011 (date of inception) to June 30, 2011.

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

Offering Costs

Offering costs related to the public offering and the private placements, totaling $2,581,919 (including $1,200,000 of underwriting fees paid at closing and $900,000 of deferred underwriting compensation) through the balance sheet date were charged to stockholders’ equity upon the completion of the public offering.

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair values of the company’s financial instruments, including cash, approximate their carrying amounts represented on the interim balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the company’s financial statements.

3. PUBLIC OFFERING

On June 21, 2011, the company sold 6,000,000 units at a purchase price of $10.00 per unit. Each unit consists of (i) one share of the company’s common stock, $0.0001 par value (“common stock”), and (ii) one warrant to purchase one share of common stock (“warrant”). Each warrant entitles the holder to purchase one share of common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of an initial business transaction and June 15, 2012 and will expire five years from the date of the initial business transaction, or earlier upon redemption or liquidation. The company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ prior written notice after the warrants become exercisable, only in the event that the last sales price of the common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is given. In the event that a registration is not effective at the time of exercise, the holders of the warrants shall not be entitled to exercise such warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the company be required to net cash settle the warrants and the warrants will expire worthless.

The company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the public offering, with an additional corporate finance fee of 1.5% of the gross offering proceeds payable to Cohen & Company Capital Markets, LLC (“Cohen & Company”), the representative of the underwriters upon the company’s consummation of an initial business transaction.

The company sold to Cohen & Company for $100, as additional compensation, an option to purchase up to 600,000 units at $15.00 per unit. The units issuable upon exercise of this option are identical to those offered in the public offering. This option may be exercised during the five-year period from the date of the public offering commencing on the later of the consummation of an initial business transaction and the one-year anniversary of the date of the public offering. The company has accounted for the fair value of the unit purchase option, net of the receipt of the $100 cash payment, as an expense of the public offering resulting in a charge directly to stockholders’ equity. The unit purchase option may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the unit purchase option (the difference between the exercise prices of the unit purchase option and the underlying warrants and the market price of the units and underlying ordinary shares) to exercise the unit purchase option without the payment of cash.

4. RELATED PARTY TRANSACTIONS

 Private Placements

On January 24, 2011, the company issued to its sponsor in a private placement 2,430,000 shares of restricted common stock for an aggregate purchase price of $25,000.  As of May 2, 2011, the sponsor sold, at cost, an aggregate of 607,500 of such initial shares to its officers and directors.  These shares included up to 300,000 shares of common stock subject to forfeiture if the underwriters’ over-allotment option is not exercised.  All 300,000 shares of common stock were forfeited on July 29, 2011 upon the decision of the underwriters not to exercise the over-allotment option (see Note 5).

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

On June 15, 2011, the sponsor purchased 390,000 placement units from the company at a price of $10.00 per unit, each placement unit consisting of one share of common stock and a warrant to purchase one share of common stock (“placement warrants”) for an aggregate purchase price of $3,900,000 in a private placement pursuant to Section 4(2) or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The placement warrants are identical to the warrants sold in the public offering except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis at the option of the holder; and (ii) will not be redeemable by the company. In addition, the placement warrants and placement shares are subject to transfer restrictions until 30 days following the consummation of an initial business transaction. Since the company is not required to net-cash settle the placement warrants, the company has recorded them at fair value and classified them within stockholders’ equity as additional paid-in capital in accordance with FASB ASC 815-40.

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

Note Payables to Officer

On February 25, 2011 and March 3, 2011, the company issued unsecured promissory notes to an officer of the company in the amounts of $50,862 and $50,000, respectively, in consideration of the payment by such officer of various organizational and offering expenses on the company’s behalf and a direct loan made by such officer to the company.  These notes were repaid on June 21, 2011.

Administrative Services

The company has agreed to pay its sponsor or an affiliate of its sponsor $5,000 per month for office space and general and administrative services. The company has also agreed to pay its sponsor a management fee of $10,000 per month which will be used by the sponsor to pay the company’s president for services. This agreement shall continue until the earlier to occur of: (i) an initial business transaction and (ii) 15 months from the date of the public offering (or 18 months if the 15 month period is extended as a result of the company entering into a letter of intent or definitive agreement within the 15 month period).  No payments have been made under this agreement as of June 30, 2011.

5. COMMITMENTS AND CONTINGENCIES

The company granted Cohen & Company, as the representative of the underwriters for the public offering, a 45-day option to purchase up to 900,000 units (over and above the 6,000,000 units referred to above) solely to cover over-allotments, if any.  This option expired unexercised on July 29, 2011 when the underwriters notified the company that they would not be exercising the over-allotment option.

The company has committed to pay a deferred corporate finance fee of 1.5% of the gross offering proceeds to Cohen & Company upon the company’s consummation of an initial business transaction.  The deferred corporate finance fee of $900,000 is reflected in the accompanying interim balance sheet.  Cohen & Company will not be entitled to any interest accrued on the deferred corporate finance fee.

6. INVESTMENTS HELD IN TRUST ACCOUNT

Upon the closing of the public offering and the private placement of 390,000 placement units, a total of $61,200,000 was placed in the trust account. As of June 30, 2011, investment securities in the company’s trust account consisted of $61,200,000 in U.S. government Treasury bills with a maturity of 180 days or less. The carrying amount, excluding accrued interest income, gross unrealized holding losses and fair value of held-to-maturity securities at June 30, 2011 was as follows:

	Carrying Amount	Gross Unrealized Holding Gains (Losses)	Fair Value
Held-to-maturity:
United States Treasury Securities	$61,200,000	$(1,083)	$61,198,917

7. FAIR VALUE MEASUREMENTS

The company has adopted ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the company’s financial position or results of operations.

The following table presents information about the company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011, and indicates the fair value hierarchy of the valuation techniques the company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	June 30, 2011 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$61,198,917	$61,198,917	$	―	$	―

8. SHAREHOLDERS’ EQUITY

Common Stock

The company is authorized to issue 100,000,000 shares of common stock. Holders of the company’s common stock are entitled to one vote for each share. At June 30, 2011, there were 8,820,000 shares of common stock outstanding.  On June 13, 2011, the company effectuated a 0.75625-for-1 reverse stock split. On June 15, 2011, the company effectuated an approximately 0.80331-for-1 reverse stock split. Unless otherwise stated, all share amounts, weighted average amounts and earnings per share amounts have been restated to reflect the retroactive effect of the reverse stock splits.

Preferred Stock

The company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At June 30, 2011, the company has not issued any shares of preferred stock.

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

As of June 30, 2011, we did not have any specific initial business transaction under consideration although we are actively searching for a target business.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity through June 30, 2011 relates to our formation, our private placements and public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters. Since the completion of our public offering, we have not generated any operating revenues and will not until after completion of our initial business transaction, at the earliest. We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.  Through June 30, 2011, no interest income has been earned on investments held in the trust account.

For the period from January 24, 2011 (date of inception) through June 30, 2011, we had a net loss of $21,702 and incurred offering costs of $2,581,919 (including $1,200,000 of underwriting fees paid at closing and $900,000 of deferred underwriting compensation), which were charged to stockholders’ equity upon the completion of our public offering.

Related Party Transactions

Alan B. Menkes, our chief executive officer, Keith E. Oster, our president, James N. Mills, our chairman of the board, and Michael Dion, our executive vice president, have agreed that each will be liable to us jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement reduce the amounts in the trust account to below $10.20 per share (or approximately $10.15 per share if the underwriters’ over-allotment option is exercised in full), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Menkes, Oster, Mills and Dion will not be responsible to the extent of any liability for such third party claims.

In addition, in the event we are forced to liquidate and do not have sufficient funds from our remaining assets outside of the trust account, our sponsor has agreed to advance us the funds necessary to pay any and all costs involved or associated with the process of liquidation and the return of the funds in the trust account to our public stockholders (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such expenses.

Liquidity and Capital Resources

On June 21, 2011, we consummated our public offering of 6,000,000 units at a price of $10.00 per unit. On June 15, 2011, we completed a private placement of 390,000 placement units to Empeiria Investors LLC, our sponsor, for an aggregate purchase price of $3,900,000. We received gross proceeds of $63,900,000 before deducting underwriters’ compensation of $1,175,000 (total compensation of $1,200,000 less an initial $25,000 advance) and other offering costs. Upon the closing of the public offering and the private placement in June 2011, $61,200,000 was placed into a trust account. As of June 30, 2011, investment securities in our trust account consisted of $61,200,000 in U.S. government Treasury bills with a maturity of 180 days or less.

As of June 30, 2011, we had cash of $1,075,409 in a bank account, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

For the period from January 24, 2011 (date of inception) to June 30, 2011, we used cash of $2,389 in operating activities which was largely attributable to a net loss for the period of $21,702 and an increase in accounts payable and accrued expenses of $19,313.

For the period from June 21, 2011 (date of completion of our public offering) to June 30, 2011, we disbursed an aggregate of $13,730 out of the proceeds of our public offering not held in the trust account, for general corporate expenses.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) to consummate our initial business transaction. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial business transaction, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

We believe that we have sufficient funds available to complete our efforts to effect an initial business transaction within 15 months from the date of our public offering (or 18 months if the 15 month period is extended as a result of us entering into a letter of intent or definitive agreement within the 15 month period). To meet our working capital needs, our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his or her sole discretion, which may be convertible into warrants of the post business transaction entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist. However, we expect that the terms of such loans will not have any recourse against the trust account nor pay any interest prior to the consummation of the business transaction and be no more favorable than could be obtained by a third party.

We do not believe we will need to raise additional funds until the consummation of our initial business transaction to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial business transaction. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business transaction.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than (i) a monthly fee of $5,000 payable to our sponsor or an affiliate of our sponsor for office space and general and administrative services and (ii) a monthly fee of $10,000 payable to our sponsor which will be used by the sponsor to pay our president for services. These payments shall continue until the earlier to occur of: (i) an initial business transaction and (ii) 15 months from the date of our public offering (or 18 months if the 15 month period is extended as a result of us entering into a letter of intent or definitive agreement within the 15 month period).  As of June 30, 2011, no such payments have been made.

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

We have identified the following as our critical accounting policies:

Investments Held in Trust Account:

Upon the closing of our public offering and private placement in June 2011, $61,200,000 was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of June 30, 2011, investment securities in our trust account consisted of $61,200,000 in U.S. government Treasury bills with a maturity of 180 days or less.

Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. As we reported net losses for the three months ended June 30, 2011 and the period from January 24, 2011 (date of inception) to June 30, 2011, the effect of the 6,390,000 warrants (including 390,000 placement warrants included in the placement units) has not been considered in the diluted loss per common share because their effect would be anti-dilutive.

Offering Costs:

Offering costs consisting principally of legal, accounting, underwriting and filing fees incurred through the balance sheet date that were related to the public offering and private placements have been charged to stockholders’ equity upon the completion of our public offering.

Recent Accounting Pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the company’s financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company was incorporated in Delaware on January 24, 2011 for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business transaction, one or more operating businesses or assets. The company was considered to be in the development stage at June 30, 2011 and had not yet commenced any operations or generated any revenues. All activity through June 30, 2011 related to the company’s formation, the private placements and initial public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters.  The net proceeds of the public offering and the private placement in June 2011 were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

The units in the public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $60,000,000. Cohen & Company Capital Markets, LLC (“Cohen & Company”) acted as the representative of the underwriters in the public offering.  The securities sold in the public offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-172629). The SEC declared the registration statement effective on June 15, 2011.

 The company paid a total of $1,200,000 in underwriting discounts and commissions and approximately $482,000 for other costs and expenses related to the public offering. In addition, the company has committed to pay a deferred corporate finance fee of $900,000 (equal to 1.5% of the gross offering proceeds) to Cohen & Company upon the consummation of an initial business transaction.

After deducting the underwriting discounts and commissions (excluding the deferred corporate finance fee of $900,000, which will be payable upon consummation of an initial business transaction) and the offering expenses, the total net proceeds from the public offering and the private placement were approximately $62,200,000, of which $61,200,000 (or approximately $10.20 per unit sold in the public offering) was placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPEIRIA ACQUISITION CORP.

Dated: August 15, 2011	/s/ Alan B. Menkes
Alan B. Menkes Chief Executive Officer (Principal executive officer)

Dated: August 15, 2011	/s/ Joseph Fong
Joseph Fong Chief Financial Officer and Executive Vice President (Principal financial and accounting officer)