Form 10-Q
period 2011-09-30
Empeiria Acquisition Corp
filed 2011-11-14
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of November 7, 2011, there were 8,520,000 shares of Company’s common stock issued and outstanding.

EMPEIRIA ACQUISITION CORP.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1

	Interim Balance Sheet	1
	Interim Statements of Operations	2
	Interim Statement of Changes in Stockholders’ Equity	3
	Interim Statement of Cash Flows	4
	Notes to Interim Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

	Special Note Regarding Forward-Looking Statements	12
	Overview	12
	Results of Operations	13
	Related Party Transactions	13
	Liquidity and Capital Resources	13
	Critical Accounting Policies	14

ITEM 3.	REMOVED AND RESERVED	15

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16
ITEM 4.	REMOVED AND RESERVED	16
ITEM 5.	OTHER INFORMATION	16
ITEM 6.	EXHIBITS	16

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Empeiria Acquisition Corp.
(a development stage company)

INTERIM BALANCE SHEET
(Unaudited)

September 30, 2011
ASSETS
Current Assets:
Cash	$885,678
Prepaid Expenses	71,250
Investments Held in Trust Account	61,200,708
Total Assets	$62,157,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$100,295
Deferred Underwriting Compensation	900,000
Total Liabilities	1,000,295

Commitments and Contingencies

Common Stock Subject to Possible Redemption, 5,520,000 Shares (at Redemption Value)	56,304,000

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	―
Common Stock, $.0001 par value; 100,000,000 shares authorized, 8,520,000 shares issued and outstanding (5,520,000 shares subject to possible redemption)	852
Additional Paid-in Capital	5,038,229
Deficit Accumulated During Development Stage	(185,740)
Total Stockholders’ Equity	4,853,341
Total Liabilities and Stockholders’ Equity	$62,157,636

The accompanying notes are an integral part of the interim financial statements.

Empeiria Acquisition Corp.
(a development stage company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2011		Period from January 24, 2011 (date of inception) to September 30, 2011

Revenue	$	―	$	―
General and Administrative Expenses		164,746		186,448
Loss from Operations		(164,746)		(186,448)
Interest and Dividend Income		708		708
Net Loss Attributable to Common Shares Outstanding		$(164,038)		$(185,740)
Weighted Average Number of Common Shares Outstanding, basic and diluted		8,614,565		4,955,422
Net Loss Per Share Outstanding, basic and diluted		$(0.02)		$(0.04)

Two-Class Method:

Weighted Average Number of Common Shares Outstanding Subject to Possible Redemption		5,520,000		2,239,036
Net Loss Per Common Share for Shares Subject to Possible Redemption		$(0.00)		$(0.00)

Weighted Average Number of Common Shares Outstanding, Excluding Shares Subject to Possible Redemption		3,094,565		2,716,386
Net Loss Per Common Share, Excluding Shares Subject to Possible Redemption, basic and diluted		$(0.05)		$(0.07)

The accompanying notes are an integral part of the interim financial statements.

Empeiria Acquisition Corp.
(a development stage company)

INTERIM STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Period from January 24, 2011 (date of inception) to September 30, 2011
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock issued to initial stockholder on January 24, 2011 at approximately $0.01029 per share	2,430,000	$243	$24,757	$ ―	$25,000

Sale of 6,000,000 units on June 21, 2011, net of underwriters’ discount and offering expenses (including 5,520,000 shares subject to possible redemption)	6,000,000	600	57,417,481		57,418,081

Net proceeds subject to possible redemption of 5,520,000 shares			(56,304,000)		(56,304,000)

Sale of 390,000 placement units	390,000	39	3,899,961		3,900,000

Forfeiture of 300,000 common shares in connection with the underwriters’ election to not exercise the over-allotment option	(300,000)	(30)	30		―

Net loss attributable to common shares not subject to possible redemption, for the period from January 24, 2011 (date of inception) to September 30, 2011	―	―	―	(185,740)	(185,740)

Balance, September 30, 2011 (unaudited)	8,520,000	$852	$5,038,229	$(185,740)	$4,853,341

The accompanying notes are an integral part of the interim financial statements.

Empeiria Acquisition Corp.
(a development stage company)

INTERIM STATEMENT OF CASH FLOWS
(Unaudited)

Period from January 24, 2011 (date of inception) to September 30, 2011
Cash Flows from Operating Activities
Net Loss	$(185,740)
Increase in Prepaid Expenses	(71,250)
Increase in Accounts Payable and Accrued Expenses	75,295
Net Cash Used in Operating Activities	(181,695)

Cash Flows from Investing Activities
Change in Investments Held in Trust Account	(61,200,708)
Cash Used in Investing Activities	(61,200,708)

Cash Flows from Financing Activities
Proceeds from Notes Payable, Officer	100,862
Repayment of Notes Payable, Officer	(100,862)
Proceeds from Public Offering	60,000,000
Proceeds from Sale of Placement Units to Sponsor	3,900,000
Proceeds from Sale of Common Stock to Initial Stockholders	25,000
Proceeds from Sale of Underwriters’ Purchase Option	100
Payment of Offering Costs	(1,657,019)
Net Cash Provided by Financing Activities	62,268,081

Net Increase in Cash	885,678
Cash at Beginning of the Period	―
Cash at End of the Period	$885,678

Supplemental Disclosure of Non-cash Transactions:
Offering Costs Included in Accrued Expenses	$25,000
Deferred Underwriting Compensation	$900,000

The accompanying notes are an integral part of the interim financial statements.

Empeiria Acquisition Corp.
(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS
For the Period from January 24, 2011 (date of inception) to September 30, 2011
(Unaudited)

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

 Empeiria Acquisition Corp. (the “company”) was incorporated in Delaware on January 24, 2011. The company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business transaction, one or more operating businesses or assets (an “initial business transaction”). The company has neither engaged in any operations nor generated any revenues to date. The company intends to focus on identifying a prospective target business or asset with which to consummate an initial business transaction.  All activity through September 30, 2011 relates to the company’s formation, the private placements and initial public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters.  The company has selected December 31 as its fiscal year end.

The registration statement for the company’s initial public offering (the “public offering”) was declared effective on June 15, 2011.  On June 21, 2011, the company consummated its public offering of 6,000,000 units, with each unit consisting of one share of its common stock and one warrant to purchase one share of its common stock (Note 3).  The shares of common stock sold as part of the units in the public offering are referred herein as “public shares.”  On June 15, 2011, the company completed a private placement of 390,000 units (the “placement units”) to Empeiria Investors LLC, a Delaware limited liability company (the “sponsor”), with each placement unit consisting of one share of common stock and a warrant to purchase one share of common stock. The company received gross proceeds of $63,900,000 before deducting underwriters’ compensation of $1,175,000 (total compensation of $1,200,000 less an initial $25,000 advance) and including $3,900,000 received for the purchase of 390,000 units by the sponsor.  On January 24, 2011, the company completed a private placement of 2,430,000 shares of its common stock (the “initial shares”) to the initial stockholders, including the company’s sponsor, officers and directors.  The private placements of the initial shares and the placement units are collectively referred herein to as the “private placements” — Note 4.  On July 29, 2011, 300,000 of the initial shares were forfeited upon the decision of the underwriters not to exercise the over-allotment option — Note 5.

Upon the closing of the public offering and the private placement in June 2011, $61,200,000 of net proceeds was placed into a trust account (the “trust account”) with Continental Stock Transfer & Trust Company serving as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Except for a portion of the interest income that may be released to the company to pay any taxes and to fund working capital requirements, none of the funds held in trust will be released from the trust account until the earlier of (i) the consummation of an initial business transaction, (ii) the redemption of the shares sold in the public offering if the company is unable to consummate a business transaction by September 15, 2012 (or December 15, 2012 if it executes a letter of intent or definitive agreement by September 15, 2012) or (iii) the company’s liquidation (if no redemption occurs).

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

Upon the consummation of the initial business transaction, subject to certain limitations, the company will provide its stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes. The company intends to consummate the initial business transaction and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and will file tender offer documents with the Securities and Exchange Commission (the “SEC”). If, however, a stockholder vote is required by law, or the company decides to hold a stockholder vote for business or legal reasons, it will conduct the redemptions in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the company holds a stockholder vote, public stockholders voting in favor of the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less taxes and amounts released to the company for working capital purposes, but public stockholders voting against the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account excluding any amounts representing interest earned on the trust account, less taxes and amounts released for working capital purposes. Regardless of whether the company holds a stockholder vote or a tender offer in connection with an initial business transaction, public stockholders will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (in some instances) but less taxes payable plus amounts released to fund working capital requirements and any amounts used for purchasing public shares. The company will consummate an initial business transaction only if holders of no more than 92% of its public shares elect to redeem their shares and, solely if it seeks stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business transaction. As a result, the company has recorded the 5,520,000 public shares subject to redemption at their aggregate redemption value of $56,304,000 and classified them as temporary equity at September 30, 2011, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2011 and the results of operations for the period from January 24, 2011 (date of inception) to September 30, 2011.  Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The results of operations for the period January 24, 2011 (date of inception) to September 30, 2011 are not necessarily indicative of the results of operations to be expected for any other interim period or a full fiscal year.

Development Stage Company

The company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of September 30, 2011, the company had not commenced operations or generated revenue. All activity through September 30, 2011 relates to the company’s formation, the private placements and the public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters.  The company will not generate any operating revenues until after the completion of an initial business transaction at the earliest. The company generates non-operating income in the form of interest income on the trust account.

Net Loss Per Common Share

The company complies with the accounting and disclosure requirements of FASB ASC 260 “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the public offering and the private placement in June 2011, as calculated using the treasury stock method.  As the company reported net losses for the three months ended September 30, 2011 and the period from January 24, 2011 (date of inception) to September 30, 2011, the effect of the 6,390,000 warrants (including 390,000 placement warrants included in the placement units issued to the sponsor in the private placement in June 2011) has not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share for both periods.

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

The company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at September 30, 2011, 5,520,000 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less franchise and income taxes payable (approximately $10.20 at September 30, 2011).

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

The company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the company recording a tax liability that reduces ending retained earnings. Based on its analysis, the company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2011. The company’s conclusions may be subject to review and adjustment at a later date based on factors including, but are not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof. The company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period from January 24, 2011 (date of inception) to September 30, 2011.

The company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

Administrative Services

The company has agreed to pay its sponsor or an affiliate of its sponsor $5,000 per month for office space and general and administrative services. The company has also agreed to pay its sponsor a management fee of $10,000 per month which is used by the sponsor to pay the company’s president for services. This agreement shall continue until the earlier to occur of: (i) an initial business transaction and (ii) September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012).  For the three months ended September 30, 2011, an aggregate of $45,000 in payments for administrative services and management fees were made.

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

6. INVESTMENTS HELD IN TRUST ACCOUNT

Upon the closing of the public offering and the private placement of 390,000 placement units, a total of $61,200,000 was placed in the trust account. As of September 30, 2011, investments held in the trust account consisted of $61,198,944 in U.S. government Treasury bills with a maturity of 180 days or less and another $1,764 in cash. The carrying amount for the U.S. government Treasury bills, excluding accrued interest income, gross unrealized holding losses and fair value of held-to-maturity securities at September 30, 2011 was as follows:

	Carrying Amount	Gross Unrealized Holding Gains (Losses)	Fair Value
Held-to-maturity:
United States Treasury Securities	$61,198,944	$(4,894)	$61,194,050

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

The following table presents information about the company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques the company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2011 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$61,194,050	$61,194,050	$	―	$	―

8. STOCKHOLDERS’ EQUITY

Common Stock

The company is authorized to issue 100,000,000 shares of common stock. Holders of the company’s common stock are entitled to one vote for each share. At September 30, 2011, there were 8,520,000 shares of common stock outstanding.  On June 13, 2011, the company effectuated a 0.75625-for-1 reverse stock split. On June 15, 2011, the company effectuated an approximately 0.80331-for-1 reverse stock split. Unless otherwise stated, all share amounts, weighted average amounts and earnings per share amounts have been restated to reflect the retroactive effect of the reverse stock splits.

Preferred Stock

The company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At September 30, 2011, the company has not issued any shares of preferred stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity through September 30, 2011 relates to our formation, our private placements and public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters. Since the completion of our public offering, we have not generated any operating revenues and will not until after completion of our initial business transaction, at the earliest. We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 24, 2011 (date of inception) through September 30, 2011, we had a net loss of $185,740 consisting of expenses of $186,448 offset by interest earned in the trust account of $708.  We incurred offering costs of $2,581,919 (including $1,200,000 of underwriting fees paid at closing and $900,000 of deferred underwriting compensation), which were charged to stockholders’ equity upon the completion of our public offering.  Of the $186,448 in expenses, $164,746 were incurred during the three months ended September 30, 2011.

Related Party Transactions

Alan B. Menkes, our chief executive officer, Keith E. Oster, our president, James N. Mills, our chairman of the board, and Michael Dion, our executive vice president, have agreed that each will be liable to us jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement reduce the amounts in the trust account to below $10.20 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Menkes, Oster, Mills and Dion will not be responsible to the extent of any liability for such third party claims.

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

Liquidity and Capital Resources

On June 21, 2011, we consummated our public offering of 6,000,000 units at a price of $10.00 per unit. On June 15, 2011, we completed a private placement of 390,000 placement units to Empeiria Investors LLC, our sponsor, for an aggregate purchase price of $3,900,000. We received gross proceeds of $63,900,000 before deducting underwriters’ compensation of $1,175,000 (total compensation of $1,200,000 less an initial $25,000 advance) and other offering costs. Upon the closing of the public offering and the private placement in June 2011, $61,200,000 was placed into a trust account. As of September 30, 2011, investments in our trust account consisted of $61,198,944 in U.S. government Treasury bills with a maturity of 180 days or less and another $1,764 in cash.

As of September 30, 2011, we had cash of $885,678 in a bank account, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

For the period from January 24, 2011 (date of inception) to September 30, 2011, we used cash of $181,695 in operating activities which was attributable to a net loss for the period of $185,740, an increase in accounts payable and accrued expenses of $75,295 (including $51,295 of accrued franchise taxes), and an increase in prepaid insurance expense of $71,250.

For the period from June 21, 2011 (date of completion of our public offering) to September 30, 2011, we disbursed an aggregate of $203,460 out of the proceeds of our public offering not held in the trust account for general corporate expenses, including obtaining directors’ and officers’ insurance covering a 12-month period ending June 16, 2012 at a cost of $95,000 (with a prepaid balance at September 30, 2011 of $71,250) and payment of an aggregate of $45,000 in administrative services and management fees to our sponsor.

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

We believe that we have sufficient funds available to complete our efforts to effect an initial business transaction by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012). To meet our working capital needs, our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his or her sole discretion, which may be convertible into warrants of the post business transaction entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist. However, we expect that the terms of such loans will not have any recourse against the trust account nor pay any interest prior to the consummation of the business transaction and be no more favorable than could be obtained by a third party.

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

We have identified the following as our critical accounting policies:

Investments Held in Trust Account:

Upon the closing of our public offering and private placement in June 2011, $61,200,000 was placed into a trust account with Continental Stock Transfer & Trust Company serving as trustee. As of September 30, 2011, investments held in our trust account consisted of $61,198,944 in U.S. government Treasury bills with a maturity of 180 days or less and another $1,764 in cash.

Loss Per Common Share:

Net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period. As we reported net losses for the three months ended September 30, 2011 and the period from January 24, 2011 (date of inception) to September 30, 2011, the effect of the 6,390,000 warrants (including 390,000 placement warrants included in the placement units) has not been considered in the diluted loss per common share because their effect would be anti-dilutive.

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

ITEM 3.  REMOVED AND RESERVED

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

EMPEIRIA ACQUISITION CORP.

Dated: November 14, 2011	/s/ Alan B. Menkes
Alan B. Menkes Chief Executive Officer (Principal executive officer)

Dated: November 14, 2011	/s/ Joseph Fong
Joseph Fong Chief Financial Officer and Executive Vice President (Principal financial and accounting officer)