Form 10-K
period 2011-12-31
Empeiria Acquisition Corp
filed 2012-03-21
CIK 1514418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54417

Empeiria Acquisition Corp.

Delaware	27-5079295
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

142 W. 57th Street, 12th Floor

New York, NY 10019

(212) 887-1150

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

None

Securities registered pursuant to Section 12(b) of the Act

N/A

Name of each exchange on which registered

Common Stock, $.0001 par value per share

Warrants to purchase shares of Common Stock

Units, each comprising of one share of Common Stock and one Warrant

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No  ☐.

The aggregate market value of the outstanding Units (which were the only trading voting and non-voting common equity), other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s Units on June 30, 2011 was $59,880,000.

As of March 19, 2012, there were 8,520,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our:

●	our status as a development stage company;

●	the reduction of the proceeds held in the trust account due to third party claims;

●	our selection of a prospective target business or asset;

●	our issuance of our capital shares or incurrence of debt to complete a business transaction;

●	our ability to consummate an attractive business transaction due to our limited resources and the significant competition for business transaction opportunities;

●	conflicts of interest of our officers and directors;

●	potential current or future affiliations of our officers and directors with competing businesses;

●	our ability to obtain additional financing if necessary;

●	our sponsor’s ability to control or influence the outcome of matters requiring stockholder approval due to its substantial interest in us;

●	the adverse effect the outstanding warrants may have on the market price of our common stock;

●	the adverse effect on the market price our common stock due to the existence of registration rights with respect to the securities owned by our sponsor;

●	the lack of a market for our securities;

●	our dependence on our key personnel;

●	business and market outlook;

●	costs of complying with applicable laws; and

●	those other risks and uncertainties detailed in the Registrant’s filings with the Securities and Exchange Commission.

These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us described in our filings with the Securities and Exchange Commission (the “Commission”). The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K (the “report”), references to the”company,” “Empeiria”, “the Registrant,” “we,” “us” and “our” refer to Empeiria Acquisition Corp.

PART I

Item 1.  Business

Introduction

Empeiria Acquisition Corp. (the “company”, “Empeiria”, “we”, or “us”) is a blank check company that was incorporated in Delaware on January 24, 2011, for the purpose of, acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business transaction, one or more operating businesses or assets (“business transaction”). Pursuant to our amended and restated certificate of incorporation, we will have until September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012) to consummate our business transaction or we will (i) cease all operations except for the purpose of winding up, (ii) redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the company’s remaining stockholders and board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. Prior to June 15, 2011, our efforts had been limited to organizational activities and our initial public offering (the “offering”) and since such date to the search for a suitable business transaction.

Our executive offices are located at 142 W. 57th Street, 12th, Floor, New York, NY 10019 and our telephone number at that location is (212) 887-1150.

Significant Activities Since Inception

A registration statement for the offering was declared effective June 15, 2011. On June 21, 2011, the company consummated its offering of 6,000,000 units (“unit”), with each unit consisting of one share of its common stock (“common stock”) and one warrant to purchase one share of common stock (“warrant”).  The shares of common stock sold as part of the units in the public offering are referred herein as “public shares.”  On June 15, 2011, the company completed a private placement of 390,000 units (the “placement units”) to Empeiria Investors LLC, a Delaware limited liability company (the “sponsor”), with each placement unit consisting of one share of common stock and a warrant to purchase one share of common stock. The company received gross proceeds of $63,900,000 before deducting underwriters’ compensation of $1,175,000 (total compensation of $1,200,000 less an initial $25,000 advance) and including $3,900,000 received for the purchase of 390,000 units by the sponsor.  On January 24, 2011, the company completed a private placement of 2,430,000 shares of its common stock (the “initial shares”) to the initial stockholders, including the company’s sponsor, officers and directors.  The private placements of the initial shares and the placement units are collectively referred herein to as the “private placements”.  On July 29, 2011, 300,000 of the initial shares were forfeited upon the decision of the underwriters not to exercise the over-allotment option.

Subsequent to the offering, an amount of $61,200,000 (including a deferred corporate finance fee of $900,000), of the net proceeds of the offering was deposited in an interest-bearing trust account (“trust account”) which may be invested only in United States government treasury bills with a maturity of 180 days or less. .

On June 16, 2011, our units commenced trading on the OTC Bulletin Board under the symbol “EPAQU”. Holders of our units were able to separately trade the common stock and warrants included in such units commencing on August 12, 2011 and the trading in the units has continued under the symbol EPAQU. The common stock and warrants are quoted on the OTC Bulletin Board under the symbols EPAQ and EPAQW, respectively.

Effecting a Business Transaction

General

We are not presently engaged in any substantive commercial business. We intend to utilize cash derived from the proceeds of the offering, our capital stock, debt or a combination of these in effecting a business transaction. A business transaction may involve the acquisition of, or merger with, a company that does not need substantial additional capital but desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business transaction with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business transactions with more than one target business, we may have the ability, as a result of our limited resources, to initially effect only a single business transaction.

We are a newly-organized blank check company formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction an unidentified operating business or assets. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial business transaction, although we intend to focus on operating businesses in the following sectors: energy, transportation, food and industrial technology. Our sponsor, officers and directors have agreed that we will have until September 15, 2012 (or December 15, 2012, if we execute a letter of intent or definitive agreement by September 15, 2012). If we do not consummate a business transaction within such period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as possible, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation.

We intend to utilize cash derived from the proceeds of the offering, our capital stock, debt or a combination of these in effecting a business transaction. Although substantially all of the net proceeds of the offering are intended to be applied generally toward effecting a business transaction, the proceeds are not otherwise being designated for any more specific purposes.

Because we are not subject to a limitation that a target business has any specific fair market enterprise value at the time of our signing a definitive agreement in connection with our initial business transaction, we will have virtually unrestricted flexibility in identifying and selecting a prospective transaction candidate. However, we anticipate structuring a business transaction to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business transaction to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest. We will acquire a controlling interest either through the acquisition of at least 50.1% of the voting equity interests in the target or through the acquisition of a significant voting equity interest that enables us to exercise a greater degree of control over the target than any other person or group. In the event we acquire less than a majority of the voting equity interests in the target, we may seek an even greater degree of control through contractual arrangements with the target and/or other target equity holders, or through special rights associated with the target equity security that we hold, which arrangements or rights may grant us the ability, among other things, to appoint certain members of the board (or equivalent governing body) or management of the target or the ability to approve certain types of significant transactions that the target may seek to enter into.

We will provide our stockholders with the opportunity to redeem their shares of our common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, upon the consummation of our initial business transaction, subject to the limitations described herein. The amount in the trust account as of the date of this report is approximately $10.20 per share, including $0.15 per share being held in the trust account attributable to the deferred corporate finance fee payable to Cohen & Company Capital Markets, LLC solely in the event of that our business transaction is consummated. If a stockholder vote is not required by law, for example the Delaware General Corporation Law, and we decide not to hold a stockholder vote for business reasons, we will, pursuant to our amended and restated certificate of incorporation, consummate our initial business transaction and conduct redemptions of shares of common stock pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business transaction, and file tender offer documents with the SEC prior to consummating our initial business transaction. Our amended and restated certificate of incorporation requires these tender offer documents to contain substantially the same financial and other information about the initial business transaction and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. We intend to be bound by these and similar provisions regarding our business transaction in our amended and restated certificate of incorporation. We may however, redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules, if such vote was required by law or for business purposes. We will consummate our initial business transaction only if holders of no more than 92% of our public shares elect to redeem their shares and, solely if we seek stockholder approval, a majority of the shares of common stock voted are voted in favor of the business transaction. However, the redemption threshold may be reduced by the terms and conditions of our proposed initial business transaction. For example, the proposed business transaction may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business transaction. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business transaction exceed the aggregate amount of cash available to us, we will not consummate the business transaction, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. To the extent we are unable to obtain alternative financing on reasonable terms, in order to avoid having to reduce the redemption threshold the amount of shares that we will seek to redeem in conjunction with our initial business transaction is likely to be lower than 92%. Pursuant to that certain letter agreement entered into between the company, the initial stockholders, our officers, directors and the underwriters which we have included as exhibits to the registration statement relating to the company’s offering, our initial stockholders have agreed not to redeem the shares held by them prior to the offering.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business transaction, and we may effect an initial business transaction using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our business transaction. In the case of an initial business transaction funded with assets other than the trust account assets, our notice disclosing the business transaction would disclose the terms of the financing and, only if required by law, regulation or securities exchange rule, we would seek stockholder approval of such financing. In the absence of a requirement by law, regulation or securities exchange rule, we would not seek separate stockholder approval of such financing inasmuch as the financing portion of any initial business transaction would be disclosed in our notice materials. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business transaction.

Sources of target businesses

While we have not yet entered into a business transaction, we believe that there are numerous acquisition candidates for us to target. Target business candidates have been, and we anticipate will continue to be, brought to our attention from various unaffiliated sources, including investment bankers, business brokers, venture capital funds, private equity funds, management teams we have worked with in the past, accountants, lawyers and other members of the financial community who are aware that we are seeking a business transaction partner, direct contact by management or other similar efforts. Target businesses may also be brought to our attention by unaffiliated sources as a result of being solicited by us through calls, mailings or advertisements or through attendance at industry trade shows. Any finder or broker would only be paid a fee upon the consummation of a business transaction. We expect the fee to be paid to such persons would be determined in an arm’s length negotiation between the finder or broker and us based on market conditions at the time we enter into an agreement with such finder or broker. We may decide to engage the services of professional firms that specialize in acquisitions in the future or we may be approached on an unsolicited basis, in which event their compensation may be paid from the offering proceeds not held in trust. Target businesses also will be brought to our attention by our officers or directors, through their network of joint venture partners and other industry relationships located in the United States and elsewhere that regularly, in the course of their daily business activities, see numerous varied opportunities. In no event will any of our sponsor, officers or directors, or any of our or their respective affiliates be paid any finder’s fee, consulting fee or any other form of compensation, including the issuance of any of our securities, prior to, or for any services they render, in order to effectuate the consummation of a business transaction. Furthermore, we have adopted a policy prohibiting our sponsor, officers, directors or any of our or their affiliates from receiving any finder’s fee or other compensation from a target company for services rendered in connection with a business transaction.

While we do not intend to pursue an initial business transaction with a target business that is affiliated with our sponsor, officers or directors, or any of our or their affiliates, we are not prohibited from pursuing such a transaction. In the event we seek to complete an initial business transaction with such a target business, we would obtain an opinion from an independent investment banking firm which is a member of FINRA that such an initial business transaction is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Investment criteria

Any evaluation relating to the merits of a particular business transaction will be based on considerations deemed relevant by our management in effecting a business transaction consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, inspection of facilities and assets, as well as a review of all relevant financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage. We will also seek to have all owners of any prospective target business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective business or owner refused to execute such agreement, it is unlikely we would continue negotiations with such business or owner, and in no event will we enter into a definitive agreement for our initial business transaction without such a waiver agreement.

In the case of all possible acquisitions, we will seek to determine whether the transaction is advisable and in the best interests of us and our stockholders. To the extent we are able to identify multiple acquisition target businesses or assets to acquire as part of an initial transaction, we intend to seek to consummate the acquisition which is most attractive and provides the greatest opportunity for creating stockholder value. The determination of which entity is the most attractive would be based on our analysis of a variety of factors, including whether such acquisition would be in the best interests of our securityholders, the purchase price, the terms of the sale, the perceived quality of the assets and the likelihood that the transaction will close. We believe it is possible that our attractiveness as a potential buyer of businesses may increase after the consummation of an initial transaction and there may or may not be additional business transaction opportunities as we grow and integrate our acquisitions. We may or may not make future acquisitions. Fundamentally, however, we believe that, following an initial transaction, we could learn of, identify and analyze acquisition targets in the same way after an initial transaction as we will before an initial transaction.

The time and costs required to select and evaluate a target business and to structure and complete the business transaction cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business transaction is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business transaction.

No minimum fair market value of target business or businesses

Many blank check companies are required to consummate their initial business transaction with a target whose value is equal to at least 80% of the amount of money deposited in the trust account of the blank check company at the time of entry into a materially definitive agreement. Because we do not have the limitation that a target business have a minimum fair market enterprise value of the net assets held in the trust account (net of taxes and working capital) at the time of our signing a definitive agreement in connection with our initial business transaction, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

We anticipate structuring a business transaction to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business transaction to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest. We will acquire a controlling interest either through the acquisition of at least 50.1% of the voting equity interests in the target or through the acquisition of a significant voting equity interest that enables us to exercise a greater degree of control over the target than any other person or group. In the event we acquire less than a majority of the voting equity interests in the target, we may seek an even greater degree of control through contractual arrangements with the target and/or other target equity holders, or through special rights associated with the target equity security that we hold, which arrangements or rights may grant us the ability, among other things, to appoint certain members of the board (or equivalent governing body) or management of the target or the ability to approve certain types of significant transactions that the target may seek to enter into.

We may seek to consummate our initial business transaction with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business transaction, we may issue a significant amount of our debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. There are no limitations on our ability to incur debt or issue securities in order to consummate our initial business transaction. If we issue securities in order to consummate such an initial business transaction, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business transaction, an ultimate parent company that may be formed) after our business transaction.

Possible lack of business diversification

We may seek to effect business transactions with more than one target business, and there is no required minimum valuation standard for any target at the time of such acquisition, as discussed above. We expect to complete only a single business transaction, although this process may entail the simultaneous acquisitions of several operating businesses. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities that may have the resources to complete several business transactions of entities or assets operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business transaction with only a single entity or asset, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business transaction; and

•	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

In the event we ultimately determine to simultaneously acquire several businesses or assets and such businesses or assets are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business or assets is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business transaction. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the businesses or assets into a single operating business.

Limited ability to evaluate the target business’s management

Although we intend to closely scrutinize the incumbent management of a prospective target business when evaluating the desirability of effecting a business transaction and have extensive experience doing so through our evaluation of numerous businesses over the last 25 years, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business transaction will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business transaction cannot presently be stated with any certainty. While our current officers and directors may remain associated in senior management or advisory positions with us following a business transaction, they may not devote their full time and efforts to our affairs subsequent to a business transaction. Moreover, they would only be able to remain with us after the consummation of a business transaction if they are able to negotiate employment or consulting agreements in connection with such business transaction. Such negotiations would take place simultaneously with the negotiation of the business transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business transaction. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of a business transaction will not be the determining factor in our decision as to whether or not we will proceed with any potential business transaction. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business transaction, we may seek to recruit additional managers to supplement or replace the incumbent management of the target business. We cannot assure you that we will have the ability to recruit such managers, or that any such managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve a business transaction

We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. Therefore we do not intend to seek stockholder approval before we effect our initial business transaction as not all business transactions require stockholder approval under applicable state law. However, we may conduct a stockholder vote, if it is required by law, or we decide to hold such vote for business reasons. The table below sets forth the types of initial business transactions we may consider and whether stockholder approval would be required under Delaware law for each such transaction.

Type of Transaction	Stockholder Approval Required
Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target into a subsidiary of the company	No

Merger of the company with a target	Yes

Redemption rights for public stockholders upon consummation of our initial business transaction

Pursuant to our amended and restated certificate of incorporation, we will provide our stockholders with the opportunity to redeem their shares of our common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, upon the consummation of our initial business transaction, subject to the limitations described herein. The amount in the trust account as of December 31, 2011 was approximately $10.20 per share, including $0.15 per share being held in the trust account attributable to the deferred corporate finance fee payable to Cohen & Company Capital Markets, LLC solely in the event of that our business transaction is consummated. If a stockholder vote is not required by law and we do not decide to hold a stockholder vote for business reasons, we will, pursuant to our amended and restated certificate of incorporation, consummate our initial business transaction and conduct redemptions of shares of common stock pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers and any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of the proposed business transaction, and file tender offer documents with the SEC prior to consummating our initial business transaction which contain substantially the same financial and other information about the initial business transaction and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. We may however, redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules, if such vote was required by law or for business purposes. Although the tender offer will be open to all of our public stockholders, we will consummate our initial business transaction only if holders of no more than 92% of our public shares elect to redeem their shares and, solely if we seek stockholder approval, a majority of the shares of common stock voted are voted in favor of the business transaction (since we will not diminish the rights of any public stockholder to redeem). However, the redemption threshold may be reduced by the terms and conditions of our proposed initial business transaction. For example, the proposed business transaction may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business transaction. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business transaction exceed the aggregate amount of cash available to us, we will not consummate the business transaction, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Our initial stockholders have agreed not to redeem any shares held by them in connection with the consummation of a business transaction. The 92% redemption threshold is different from the redemption thresholds used by most blank check companies. Traditionally, blank check companies would not be able to consummate a business transaction if the holders of the company’s public shares voted against a proposed business transaction and elected to redeem more than a much smaller percentage of the shares sold in such company’s initial public offering, which percentage threshold is typically between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business transactions because the amount of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with a business transaction. However, our redemption threshold may be reduced as set forth above. Although we believe it is unlikely, in such case, the amount of public shares which we would seek to redeem may be lower than the threshold used by most blank check companies.

Manner of conducting redemptions

Unlike many blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business transactions and provide for related redemptions of public shares for cash upon consummation of such initial business transactions even if not required by law, if a stockholder vote is not required by law and we do not decide to hold a stockholder vote for business reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to consummating our initial business transaction which will contain substantially the same financial and other information about the initial business transaction and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business transaction until the expiration of the tender offer period.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the consummation of our business transaction, we may redeem pursuant to a tender offer no more than 92% of our public shares although the tender offer will be open to all of our public stockholders. However, the redemption threshold may be reduced by the terms and conditions of our proposed initial business transaction. For example, the proposed business transaction may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business transaction. In the event the aggregate cash consideration we would be required to pay for all common stock that is validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business transaction exceed the aggregate amount of cash available to us, we will not consummate the business transaction, we will not purchase any shares of common stock pursuant to the tender offer and all shares of common stock will be returned to the holders thereof following the expiration of the tender offer.

The following table summarizes the redemption disclosure contained in the prospectus regarding the redemption:

Redemption price per share(1)
Redemptions in connection with a tender offer:	The redemption price payable per share shall be equal to the amount held in the trust account as of two business days prior to the commencement of the tender offer plus interest accrued until two business days prior to the consummation of the business transaction, less taxes payable and less interest released to us for working capital purposes divided by the total number of public shares.

Redemptions in connection with a proxy solicitation:	The redemption price payable per public share to holders exercising their redemption rights and voting (1) in favor of the business transaction will be equal to the amount held in the trust account as of two business days prior to the consummation of the business transaction, less taxes payable, and less interest released to us from the trust account for working capital purposes divided by the total number of public shares and (2) against the business transaction will be equal to the amount held in the trust account as of two business days prior to the consummation of the business transaction, excluding interest and less taxes payable, divided by the total number of public shares.

Redemptions if we do not consummate a business transaction:	The redemption price per share shall be the aggregate amount then on deposit in the trust account, including interest but net of taxes payable and less any interest that is released to us for working capital requirements (less up to $100,000 of such net interest to pay dissolution expenses), divided by the number of public shares.

(1)	Whether we conduct redemption pursuant to the tender offer rules or in conjunction with a stockholder vote, the redemption price shall in no event be less than $10.20 per public share.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business transaction, in order to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. Our initial stockholders have agreed to waive their redemption rights with respect to their initial shares and public shares in connection with any such tender offer.

If, however, stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business reasons, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event we seek stockholder approval of our business transaction, we will distribute proxy materials and, in connection therewith, provide our public stockholders with redemption rights upon consummation of the initial business transaction. Public stockholders voting in favor of the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less taxes and amounts released to us for working capital purposes, but public stockholders voting against the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account excluding any amounts representing interest earned on the trust account, less taxes.

If we seek stockholder approval of our initial business transaction and we do not conduct redemptions pursuant to the tender offer rules in connection with our initial business transaction, we may enter into privately negotiated transactions to purchase public shares from stockholders following completion of our initial business transaction with proceeds released to us from our trust account immediately following the completion of our initial business transaction. Additionally, it is possible that our sponsor, officers, directors and their respective affiliates may acquire securities from public stockholders who have elected to redeem their shares in order to obtain the requisite level of shares we are required to maintain so that we can proceed with the consummation of our business transaction. Although our sponsor, officers, directors and their respective affiliates have no intention of entering into stock purchase arrangements with our public stockholders subsequent to the offering, they may do so in the future, both as an expression of confidence in the value of our shares of common stock following our initial business transaction and as a means of increasing the likelihood that we will be able to proceed with our initial business transaction, as applicable. Such purchases, should they occur at all, may be privately negotiated after the time when stockholders elected to redeem their shares. Any shares purchased from stockholders would be purchased for cash or other consideration at a price to be negotiated between such stockholders on the one hand and us, our sponsor, officers, directors or their respective affiliates on the other hand. Such price would depend on a variety of factors including, but not limited to, the size of the stockholder’s position in our company and the method and timing of payment to such stockholder. In the event we are the buyer in such privately negotiated purchases, we could elect to use trust account proceeds to pay the purchase price in such transactions after the closing of our initial business transaction.

Any privately negotiated transaction to purchase shares from a stockholder who would otherwise choose to redeem their shares, would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees to refrain from redeeming their common stock as directed by the purchaser of such securities. All such privately negotiated transactions (should they occur at all) would be isolated transactions conducted in compliance with all applicable securities laws, each to be privately negotiated with one or a discrete group of stockholders who have elected, or otherwise indicated their intention, to exercise their redemption rights.

The purpose of such purchases would be to increase the likelihood of obtaining stockholder approval of our initial business transaction or, where the purchases are made by our sponsor, directors, officers, or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum stockholders’ equity or a certain amount of cash at the closing of the business transaction, where it appears that such requirement would otherwise not be met. This may result in the consummation of a business transaction that may not otherwise have been possible.

As a consequence of such purchases:

•	the funds in our trust account that are so used will not be available to us after the business transaction;

•	the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange;

•	although we do not currently anticipate paying any premium over the per share amount then held in the trust account for such public shares, there is no limit on the premium we may pay to such holders; and

•	the payment of any premium would result in a reduction in book value per share for the remaining stockholders compared to the value received by stockholders that have their shares purchased by us at a premium.

Investors are cautioned that neither we nor our sponsor, officers, directors and their respective affiliates, nor any third parties, has agreed to purchase any such shares, and their failure to so agree at the applicable time could adversely impair our ability to consummate a business transaction. Moreover, even if we or our sponsor, officers, directors and their respective affiliates were to undertake such purchases, such purchases could be subject to limitations under applicable securities laws and regulations, including Regulation M and regulations regarding tender offers. To the extent that purchases of our securities by our sponsor, officers or directors or their affiliates (which would be “affiliated purchasers” under Rule 10b-18) are on the open market, it is intended that such purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to the manner of sale, timing, pricing, and volume of purchases. If the conditions of Rule 10b-18, as in effect at the time such purchases are intended to be made, are not satisfied, such purchases may still be made provided that such purchases do not violate the anti-manipulation provisions of Section 9(a)(2) of the Exchange Act or Rule 10b-5 promulgated under the Exchange Act. The inability to effect such purchases could adversely impair our ability to consummate the business transaction.

We and our sponsor, officers, directors and/or their affiliates anticipate identifying the stockholders with whom to pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business transaction. To the extent that we or our sponsor, officers, directors or their affiliates enter into a private purchase, we or they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account. Pursuant to the terms of such arrangements, any shares so purchased by our sponsor, officers, directors and/or their affiliates would then revoke their election to redeem such shares. The terms of such purchases would operate to facilitate our ability to consummate a proposed business transaction by potentially reducing the number of shares redeemed for cash.

Limitation on redemption rights and voting rights upon consummation of a business transaction if we seek a stockholder vote

Notwithstanding the foregoing, and solely if we hold a stockholder vote to approve our initial business transaction, and we do not conduct redemptions in connection with our business transaction pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 17.5% of the shares sold in the offering. In addition, any individual stockholder or “group” will also be restricted from voting public shares in excess of an aggregate of 17.5% of the public shares sold in the offering. Accordingly, all shares sold in the offering beneficially owned (as defined in Section 13 of the Exchange Act) by a public stockholder (or stockholders if they are acting in concert or as a group) in excess of 17.5%, which we refer to as the “Excess Shares”, shall be deemed ineligible to vote and will not be redeemed for cash.

We believe these restrictions will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights or voting rights as a means to force us or our management to purchase their shares at a significant premium to the then current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 17.5% of the shares sold in the offering could threaten to seek exercise their redemption rights or vote against the business transaction if such holder’s shares are not purchased by us or our management at a premium to the then current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem or vote no more than 17.5% of the shares sold in the offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to consummate a business transaction.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to five business days prior to the vote on the proposal to approve the business transaction in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business transaction will indicate whether we are requiring public stock holders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business transaction if we distribute proxy materials, as applicable, to tender his shares if he wishes to seek to exercise his redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of the public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares prior to the meeting. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise redemption rights prior to the consummation of the proposed business transaction and the proposed business transactions is not consummated (and therefore we would not be obligated to pay cash in connection with the tendered shares) this may result in an increased cost to stockholders.

The foregoing is different from the procedures used by many blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business transaction, the company would distribute proxy materials for the stockholders’ vote on an initial business transaction, and a holder could simply vote against a proposed business transaction and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business transaction was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business transaction during which he could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “redemption” right surviving past the consummation of the business transaction until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business transaction is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholders meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share of common stock delivered his certificate in connection with an election of their redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of a business transaction.

If the initial business transaction is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders who elected to redeem their shares.

If our initial proposed business transaction is not consummated, we may continue to try to consummate a business transaction with a different target until September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012). If the initial business transaction is not completed for any reason, then public stockholders who exercised their redemption rights would not be entitled to redeem their shares for a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business transaction is consummated. If the proposed business transaction is not consummated then a stockholder’s election to exercise its redemption rights will not be honored, and such redemption will not be entitled to a cash payment, even if such redemption right was properly exercised.

Redemption of common stock and liquidation if no initial business transaction

Our sponsor, officers and directors have agreed that we will have only until September 15, 2012 (subject to a three month extension) to consummate our initial business transaction. If we do not consummate a business transaction within such period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as possible, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. We and our directors and officers have agreed not to propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem the public shares, as described in Section 9.2 of the amended and restated certificate of incorporation. Pursuant to the terms of our amended and restated certificate of incorporation, our powers following the expiration of the permitted time period for consummating a business transaction will automatically thereafter be limited to acts and activities relating to dissolving and winding up our affairs, including liquidation.

Our initial stockholders have waived their right to participate in any redemption with respect to their initial shares and placement shares upon our redemption of shares sold in the offering if we fail to consummate a business transaction by September 15, 2012 (or December 15, 2012, if we execute a letter of intent or definitive agreement by September 15, 2012). However, if our sponsor or any of our officers, directors or affiliates acquires public shares they will be entitled to a pro rata share of the trust account upon our redemption in the event we do not consummate a business transaction within the required time period. There will be no liquidating distribution with respect to our warrants, which will expire worthless in the event we do not consummate a business transaction. We expect that all costs associated with the implementation and completion of our liquidation will be funded by any remaining assets outside of the trust account although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, our sponsor has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be approximately $30,000).

Subsequent to the offering, an amount of $61,200,000 (including a deferred corporate finance fee of $900,000), of the net proceeds of the offering was deposited in the trust account. As of December 31, 2011, there was $757,889 held outside of the trust and $61,201,486 held in trust. In the event no business transaction is consummated by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012) and we are unable to redeem the shares sold in the offering, we intend to submit a plan of dissolution to our public stockholders, requiring a majority of shares voted for approval, in which (i) the proceeds held in our trust account, together with interest, less taxes and amounts released to us for working capital purposes, would be distributed to only our public stockholders on a per share pro rata basis and (ii) the remaining net assets of the company, if any, would be distributed on a per share pro rata basis to our stockholders.

If we were to expend all of the net proceeds of the offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial aggregate of the (i) per share redemption price or (ii) per share liquidation price would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual aggregate of the (i) per share redemption price or (ii) per share liquidation price will not be less than approximately $10.20, plus interest (net of any taxes). Under Section 281(b) of the Delaware General Corporation Law, our plan of distribution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we have and will continue to seek to have all vendors, service providers, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Alan B. Menkes, our chief executive officer, Keith E. Oster, our president, James N. Mills, our chairman of the board and Michael Dion, our executive vice president, have agreed that each will be liable to us jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.20 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Menkes, Oster, Mills and Dion will not be responsible to the extent of any liability for such third party claims. We cannot assure you, however, that Messrs. Menkes, Oster, Mills and Dion would be able to satisfy those obligations.

If the proceeds in the trust account are reduced below $10.20 per share in the event we redeem our public shares for a per share pro rata portion of the trust account, or upon our liquidation and Messrs. Menkes, Oster, Mills and Dion assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors, if any, would determine whether to take legal action against Messrs. Menkes, Oster, Mills and Dion to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Menkes, Oster, Mills and Dion to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price (or per share liquidation distribution if we are unable to effect our redemption) will not be less than $10.20 per share.

We will seek to reduce the possibility that Messrs. Menkes, Oster, Mills and Dion will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Messrs. Menkes, Oster, Mills and Dion will also not be liable as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2011, we had access to up to $757,889 from the remaining proceeds of the offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $30,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received a return of funds from the liquidation of our trust account could be liable for claims made by creditors.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon our redemption of our public shares in the event we do not consummate our initial business transaction by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012) may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

However, as stated above, if we do not effect a business transaction by September 15, 2012 (or December 15, 2012 if such time period has been extended), we shall (i) cease all operations except for the purpose of winding up, (ii) as promptly as possible, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. Accordingly, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible following September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as accountants, lawyers, investment bankers, etc.) or prospective target businesses. As described above, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. We have an obligation to pursue indemnification from Messrs. Menkes, Oster, Mills and Dion pursuant to the terms of their agreement with us. Further, Messrs. Menkes, Oster, Mills and Dion may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below $10.20 per share less any per share amounts distributed from our trust account to our public stockholders in the event we are unable to consummate a business transaction by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012), and will not be liable as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Menkes, Oster, Mills and Dion will not be responsible to the extent of any liability for such third party claims.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders an aggregate of at least $10.20 per share. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after the termination of our corporate existence, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only in the event of our redemption of our public shares upon our liquidation or if they redeem their respective shares for cash upon the consummation of the initial business transaction. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business transaction, a stockholder’s voting in connection with the business transaction alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Employees

We currently have five executive officers. Other than Mr. Oster, who is devoting no fewer than 20 hours per week to our sponsor, these individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period varies and will continue to vary based on whether a target business has been selected for the initial business transaction and the stage of the initial business transaction process the company is in. Accordingly, once management locates a suitable target business to acquire, they may spend more time investigating such target business and negotiating and processing the initial business transaction (and consequently may spend more time on our affairs) than they would prior to locating a suitable target business.

Competition

In identifying, evaluating and selecting a target business for an initial business transaction, we may encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business transactions directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with 92% of our shares held by our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business transaction and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business transaction.

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report, including the financial statements. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the company and our business.

Risks Associated With Our Business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating history. Since we do not have any operations or an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, the focus of which is to acquire through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that we have not yet identified. We have no present revenue and will not generate any revenues or income until, at the earliest, after the consummation of a business transaction. We do not know when or if a business transaction will occur.

Our public stockholders may not be afforded an opportunity to vote on our proposed business transaction, which means we may consummate our initial business transaction even though holders of a majority of the shares of common stock do not support such a transaction.

We may not hold a stockholder vote before we consummate our initial business transaction unless the business transaction would require stockholder approval under applicable state law or we decide to hold a stockholder vote for business reasons. Accordingly, we may consummate our initial business transaction even if holders of a majority of our public shares do not approve of the business transaction.

Your only opportunity to affect the investment decision regarding a potential business transaction will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business transaction.

Our stockholders will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses or assets. Since our board of directors may consummate a business transaction without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business transaction, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business transaction may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our business transaction. In addition, your election to exercise your redemption rights could still be rejected if holders of more than 92% of our public shares elect to exercise their redemption rights, or if, as a condition of the consummation of the business transaction, we are required to meet a certain minimum valuation.

If we are unable to consummate a business transaction, our public stockholders will be forced to wait until September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012) before receiving distributions from our trust account.

We have until September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012) in which to complete a business transaction. If we do not consummate a business transaction by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as possible, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. If we redeem such shares, such redemption must comply with the applicable provisions of the Delaware General Corporation Law, including Section 160 thereof, governing rights of redemption. Upon the termination of our corporate existence, the balance of our net assets will be distributed to our remaining stockholders. Accordingly, if our plan to redeem our shares of common stock sold in the offering is not consummated for any reason, compliance with Delaware law may require that we submit a plan of dissolution and liquidation to our then existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, investors may be forced to wait beyond by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012) before the liquidation proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except for the above redemption, we have no obligation to return funds to investors prior to the date of our liquidation unless we consummate a business transaction prior thereto and only then in cases where investors have sought to redeem their shares. Only upon our liquidation, if no such redemption occurs, will public stockholders be entitled to liquidation distributions if we are unable to complete a business transaction.

We may not be able to consummate a business transaction within the required timeframe, in which case we will be forced to redeem our public stockholders and liquidate.

Our sponsor, officers and directors have agreed that we will have by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012) to consummate our initial business transaction. If we do not consummate a business transaction by September 15, 2012 (or December 15, 2012), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as possible, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. We may not be able to find a suitable target business within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any prospective target may be reduced as we approach the deadline for the consummation of a business transaction. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business transaction.

Public stockholders may receive less than their pro rata share of the trust account upon redemption due to claims of creditors.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (other than our independent accountants), prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our stockholders if such third party refused to waive such claims.

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, such entities may not agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and may seek recourse against the trust account for any reason. Upon redemption of our public shares if we are unable to complete a business transaction within the required timeframe or upon the exercise of a redemption right in connection with a business transaction, we will be required to provide for payment of claims of creditors which were not waived that may be brought against us within the subsequent 10 years prior to redemption. Accordingly, the (i) per share redemption price or (ii) per share liquidation price could be less than the $10.20 per share held in the trust account, plus interest (net of any taxes and amounts released to us for working capital purposes), due to claims of such creditors. In addition, Alan B. Menkes, our chief executive officer, Keith E. Oster, our president, James N. Mills, our chairman of the board and Michael Dion, our executive vice president, have agreed that each will be liable to us jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.20 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Menkes, Oster, Mills and Dion will not be responsible to the extent of any liability for such third party claims. We have not, however, asked Messrs. Menkes, Oster, Mills and Dion to reserve for such indemnification obligations and there is no assurance Messrs. Menkes, Oster, Mills and Dion will be able to satisfy those obligations.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the funds held in our trust account could be subject to applicable bankruptcy law, and may be included as an asset in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return $10.20 per share to our public stockholders.

Our directors may decide not to enforce Messrs. Menkes’s, Oster’s, Mills’ and Dion’s indemnification obligations, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.20 per share and Messrs. Menkes, Oster, Mills and Dion assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Messrs. Menkes, Oster, Mills and Dion to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Menkes, Oster, Mills and Dion to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.

If we seek stockholder approval of our business transaction and holders of more than 92% of our public shares indicate their intention to exercise their redemption rights, our sponsor, directors, officers and their affiliates could affect the outcome of the consummation of our business transaction if they elect to purchase shares from stockholders who would otherwise choose to exercise their redemption rights.

Solely in the event we seek stockholder approval of our business transaction, and we do not conduct redemptions pursuant to the tender offer rules in connection with our business transaction, any privately negotiated transaction to purchase shares from a stockholder who would otherwise redeem their shares for a per share pro rata portion of the trust account would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise their redemption rights. In the event that our sponsor, officers, directors or their respective affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. This will have the effect of reducing the number of shares redeemed, making it more likely that the required stockholder vote needed to approve the business transaction is achieved, and therefore making it more likely that we would be able to consummate our initial business transaction.

None of our sponsor, officers, directors or their respective affiliates or any third parties has agreed to purchase any such shares, and the failure to so agree at the applicable time could adversely impair our ability to consummate a business transaction. Moreover, even if our sponsor, officers, directors and their respective affiliates were to undertake such purchases, such purchases could be subject to limitations under applicable securities laws and regulations, including Regulation M and regulations regarding tender offers. The inability of such persons to effect such purchases could adversely impair our ability to consummate a business transaction.

If we submit our business transaction to our stockholders for approval, we may use funds in our trust account to purchase, directly or indirectly, shares from holders thereof who have indicated an intention to redeem their shares.

Solely if we submit our business transaction to our stockholders for approval, and we do not conduct redemptions in connection with our business transaction pursuant to the tender offer rules, if holders of shares sold in the offering indicate an intention to seek to redeem their shares, we may privately negotiate arrangements to provide for the purchase of such shares at the closing of the business transaction using funds held in the trust account and there is no limitation on the amount of such purchases that we may make. The purpose of such arrangements would be to (i) increase the likelihood of satisfaction of the requirement that no more than 92% of our outstanding shares of common stock demand to redeem their shares, or (ii) increase the likelihood of obtaining stockholder approval of the business transaction, where it appears that such requirements would otherwise not be met. This may result in the consummation of a business transaction that may not otherwise have been possible. Additionally, as a consequence of such purchases,

•	the funds in our trust account that are so used will not be available to us after the business transaction;

•	the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange;

•	although we do not currently anticipate paying any premium over the per share amount then held in the trust account for such public shares, there is no limit on the premium we may pay to such holders; and

•	the payment of any premium would result in a reduction in book value per share for the remaining stockholders compared to the value received by stockholders that have their shares purchased by us at a premium.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our redemption of our public shares for a per share pro rata portion of the trust account (including interest but net of any taxes and amounts released to us for working capital purposes), subject to the requirements of applicable law, (ii) our consummation of a business transaction, and then only in connection with those shares of our common stock that such stockholder properly elected to redeem, subject to the restrictions described in the prospectus or (iii) our liquidation (if redemption does not occur). In no other circumstances will a stockholder have any right or interest of any kind in the trust account.

We do not intend to establish an audit committee or a compensation committee until the consummation of a business transaction.

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of a business transaction. At that time our board of directors intends to adopt charters for these committees. Prior to such time, we do not intend to establish either committee. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor will there be a separate committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements.

You will not be entitled to protections normally afforded to investors of blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, since our securities are quoted on the OTC Bulletin Board, we had net tangible assets in excess of $5,000,000 upon the successful consummation of the offering and have filed a Current Report on Form 8-K with the SEC upon consummation of the offering, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies, such as Rule 419 of the Securities Act. Accordingly, stockholders are not afforded the benefits or protections of those rules.

If the net proceeds of the offering outside of the trust account are insufficient to allow us to operate until September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012), we may not be able to complete an initial business transaction.

As of December 31, 2011, $757,889 of the net proceeds of the offering not held in the trust account were available to us to cover expenses incurred in connection with a business transaction or to cover expenses in connection with our liquidation if we do not complete a business transaction by September 15, 2012 (or December 15, 2012). However, we cannot assure you that these funds will be sufficient to allow us to operate until September 15, 2012 (or December 15, 2012). We may request the release of such funds for a number of purposes that may not ultimately lead to a business transaction. For instance, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment with respect to a particular proposed business transaction, or enter into a letter of intent pursuant to which we pay for the right to receive exclusivity from a target business or we may be required to forfeit funds (whether as a result of our breach or otherwise). In any of these cases, or in other situations where we expend the funds available to us outside of the trust account for purposes that do not result in a business transaction, we may not have sufficient remaining funds to continue searching for, or to conduct due diligence with respect to, a target business, in which case we would be forced to obtain alternative financing on reasonable terms or liquidate.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business transaction.

As of December 31, 2011, we had cash of $757,889 in a bank account, held outside of our trust account to fund our working capital requirements. We will depend on interest being earned on the proceeds held in the trust account and on loans from our officers and directors, should they decide to make such loans to us, to provide us with additional working capital we may need to identify one or more target businesses and to complete our initial business transaction, as well as to pay any franchise and income taxes that we may owe. Based on the current low interest rate environment, as of the date of this Annual Report, we believe the proceeds placed in the trust account will not produce a meaningful amount of interest. In such event, we may need to borrow funds from our officers or directors to consummate an initial business transaction or may be forced to liquidate. Neither our officers nor our directors are under any obligation to advance funds to us in such circumstances.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business transaction.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete a business transaction.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and consummate a business transaction and thereafter to operate the acquired business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring, growing and businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our Common Stock is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business transaction; or (ii) absent a business transaction, our return of the funds held in the trust account to our public stockholders as part of our redemption of public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense for which we have not accounted.

In certain circumstances, our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing itself and us to claims of punitive damages.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to redeem our public shares for a per share pro rata portion of the trust account, in the event we do not consummate a business transaction by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we do not consummate a business transaction by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012), our sponsor, officers and directors have agreed that we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as possible, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to the requirements of Delaware General Corporation Law Section 160 and other applicable law, and (iii) as promptly as possible following such redemption, subject to the approval our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them pursuant to a dissolution, and our redemption of the shares sold in the offering may be deemed a liquidating distribution. If a corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Because we will not be complying with certain procedures set forth in Section 280 of the Delaware General Corporation Law, as set forth above, a stockholder who received distributions in the redemption may be liable for the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder beyond the third anniversary of the dissolution.

Although we are required to use our best efforts to have an effective registration statement covering the issuance of the shares of common stock underlying the warrants at the time that our warrant holders exercise their warrants, a registration statement may not be effective, in which case our warrant holders may not be able to exercise their warrants and therefore the warrants could expire worthless.

Holders of our warrants will be able to exercise the warrants for cash only if we have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such common stock and, even in the case of a cashless exercise which is permitted in certain circumstances, such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain an effective registration statement covering the shares of common stock issuable upon exercise of the warrants following completion of the offering, and we intend to comply with our undertaking, we may not be able to do so. Factors such as an unexpected inability to remain current in our SEC reporting obligations or other material developments concerning our business could present difficulties in maintaining an effective registration statement and a current prospectus. Holders of warrants will not be entitled to a cash settlement for their warrants if we fail to have an effective registration statement or a current prospectus available relating to the common stock issuable upon exercise of the warrants. The expiration of warrants prior to exercise would result in each unit holder paying the full unit purchase price solely for the shares of common stock underlying the unit.

As we are not limited to a particular geographic area or industry, stockholders are unable to currently ascertain the merits or risks of any target business with which we enter into a business transaction agreement, may not be able to vote in connection with such business transaction and will be relying on our management’s ability to identify a suitable target business or businesses and complete a business transaction.

Since we are not limited to a particular geographic area or industry, although we intend to focus on operating businesses in the following sectors: energy, transportation, food and industrial technology, stockholders have no current basis to evaluate the possible merits or risks of the target business until we provide our stockholders with a notice concerning the business transaction. Currently, since we may consummate a business transaction without seeking stockholder approval, stockholders will not be afforded the opportunity to vote upon any proposed business transaction, unless we seek stockholder approval by law. To the extent we complete a business transaction, we may be affected by numerous risks inherent in the business operations of those entities which our management may not properly ascertain. An investment in our units may ultimately prove to be less favorable to stockholders than a direct investment, if an opportunity were available, in a target business. We will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate.

International and political events could adversely affect our results of operations and financial condition.

We may enter into an initial business transaction with a non-U.S. entity and, accordingly, a significant portion of our post business transaction revenue may be derived from non-U.S. operations, which exposes us to risks inherent in doing business in each of the countries in which we transact business. The occurrence of any of the risks described below could have a material adverse effect on our results of operations and financial condition.

Operations in countries other than the U.S. are subject to various risks peculiar to each country. With respect to any particular country, these risks may include:

•	expropriation and nationalization of our assets in that country;

•	political and economic instability;

•	civil unrest, acts of terrorism, force majeure, war, or other armed conflict;

•	natural disasters, including those related to earthquakes and flooding;

•	inflation;

•	currency fluctuations, devaluations, and conversion restrictions;

•	confiscatory taxation or other adverse tax policies;

•	governmental activities that limit or disrupt markets, restrict payments, or limit the movement of funds;

•	governmental activities that may result in the deprivation of contract rights; and

•	governmental activities that may result in the inability to obtain or retain licenses required for operation.

Due to the unsettled political conditions in many countries in which we may operate, our revenue and profits may be subject to the adverse consequences of war, the effects of terrorism, civil unrest, strikes, currency controls, and governmental actions. Our facilities and our employees could come under threat of attack in some countries where we may operate. In addition, we may become subject to the risk related to loss of life of our personnel and our subcontractors in these areas. We are also subject to the risks that our employees, joint venture partners, and agents outside of the U.S. may fail to comply with applicable laws.

Unlike many other blank check companies, we are not required to consider a target’s valuation when entering into or consummating our business transaction. Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business transaction, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Many blank check companies are required to consummate their initial business transaction with a target whose value is equal to at least 80% of the amount of money deposited in the trust account of the blank check company at the time of entry into a materially definitive agreement. Because we do not have the limitation that a target business has a minimum fair market enterprise value of the net assets held in the trust account (net of taxes and amounts released to us for working capital purposes and exclusive of any amounts subject to the exercise of redemption rights) at the time of our signing a definitive agreement in connection with our initial business transaction, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on our management’s ability to identify business transactions, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating an initial business transaction, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

We may not obtain an opinion from an independent investment banking firm as to the fair market enterprise value of the target business or that the price we are paying for the business is fair to our stockholders.

Unless we consummate a business transaction with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders unless our board of directors is not able to independently determine that a target business or businesses have a sufficient fair market enterprise value or there is a conflict of interest with respect to the transaction. The fair market enterprise value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors.

We may issue shares of our capital stock to complete a business transaction, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 91,480,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants, a total of 85,090,000 will be available for issuance). Although we have no commitment as of December 31, 2011, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business transaction. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

•	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Substantial resources could be expended in researching initial business transactions that are not consummated, which could materially adversely affect subsequent attempts to locate and consummate an initial business transaction.

We anticipate the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and other third party fees and expenses. If we decide not to enter into an agreement with respect to a specific proposed initial business transaction we have investigated, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and consummate a business transaction.

Our ability to successfully effect a business transaction and to be successful thereafter will be dependent in large part upon the efforts of our key personnel, including our officers and directors.

Our ability to successfully effect a business transaction is dependent upon the efforts of our key personnel. Our key personnel will also be officers, directors, key personnel and/or members of other entities, to whom we anticipate we will have access on an as needed basis, although such personnel may not be able to devote sufficient time, effort or attention to us when we need it. None of our key personnel, including our executive officers, will have entered into employment or consultant agreements with us.

Our officers and directors may allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. These conflicts could impair our ability to consummate a business transaction.

Other than Mr. Oster, who is devoting no fewer than 20 hours per week to our sponsor, our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Certain of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours per week to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could impair our ability to consummate a business transaction. These conflicts may not be resolved in our favor.

Our officers, directors and their affiliates may in the future become affiliated with entities engaged in business activities that are similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our officers, directors or their affiliates may in the future become affiliated with additional entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor.

Our management may negotiate employment or consulting agreements with a target business in connection with a particular business transaction. These agreements may provide for them to receive compensation following a business transaction and, as a result, may cause them to have conflicts of interest in determining whether a particular business transaction is in the best interest of our public stockholders.

Our management may not be able to remain with the company after the consummation of a business transaction unless they are able to negotiate employment or consulting agreements in connection with a business transaction. If, as a condition to a potential initial business transaction, our existing officers negotiate to be retained after the consummation of the business transaction, such negotiations may result in a conflict of interest. Such negotiations would take place simultaneously with the negotiation of the business transaction and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business transaction. While the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, the ability of such individuals to remain with us after the consummation of a business transaction will not be the determining factor in our decision as to whether or not we will proceed with any potential business transaction. In making the determination as to whether current management should remain with us following the business transaction, we will analyze the experience and skill set of the target business’s management and negotiate as part of the business transaction that our existing officers and directors remain if it is believed to be in the best interests of the combined company after the consummation of the business transaction.

We will only have a limited ability to evaluate the management of the target business.

We intend to closely scrutinize the management of the target business; however, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various operational issues which may adversely affect our operations.

We may engage in a business transaction with one or more target businesses that have relationships or are affiliated with our sponsor, directors or officers, which may raise potential conflicts.

We may engage in a business transaction with one or more target businesses that have relationships or are affiliated (as defined in Rule 405 promulgated under the Securities Act) with our sponsor, directors or officers, which may raise potential conflicts. Also, the completion of a business transaction between us and an entity owned by a business in which one of our directors or officers may have an interest could enhance their prospects for future business from such client. To minimize potential conflicts of interest, we have agreed not to consummate, and our amended and restated certificate of incorporation provides that we may not consummate, a business transaction with a target business that is affiliated with our sponsor, our directors or officers or any of our or their affiliates unless we obtain an opinion from an independent investment banking firm that is a member of FINRA that the business transaction is fair to our stockholders from a financial point of view.

Since our initial stockholders will lose their entire investment in us if a business transaction is not consummated and our sponsor may be required to pay costs associated with our liquidation and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business transaction.

Our initial stockholders own 2,130,000 shares of our common stock (which were purchased for $25,000), that will be worthless if we do not consummate a business transaction. In addition, our sponsor (which is controlled by certain of our officers and directors) purchased placement units, each unit consisting of one placement share and one placement warrant (for $3,900,000), which will also be worthless if we do not consummate a business transaction. In addition, in the event we are forced to liquidate, our sponsor has agreed to advance us the entire amount of the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such expenses. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business transaction and completing an initial business transaction. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business transaction may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business transaction are appropriate and in the best interest of our public stockholders.

Since our officers and directors will lose their entire investment if we are unable to complete a business transaction, in the event we seek stockholder approval of our business transaction, our intention to pay only holders of our common stock voting in favor of such business transaction a pro rata portion of the interest earned on our trust account may be viewed as a conflict of interest.

Our sponsor, which is controlled by certain of our officers and directors, and our officers and directors, will lose their entire investment in us if we are unable to consummate a business transaction by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012). The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business transaction and completing an initial business transaction. As a result of this potential conflict, our intention, solely in the event we seek stockholder approval of our business transaction, to only pay holders of our common stock who vote in favor of such transaction a pro rata portion of the interest earned on the trust account may be viewed as a conflict of interest and may be challenged as not enforceable.

The requirement that we complete a business transaction by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012) may give potential target businesses leverage over us in negotiating a business transaction.

If we have not consummated a business transaction by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012) we will redeem our public shares for a per share pro rata portion of the trust account, plus a portion of the interest earned on the trust account but net of any taxes, and then adopt a plan of dissolution pursuant to which we will liquidate and promptly distribute the balance of our net assets to our remaining stockholders (subject to our obligations under Delaware law for claims of creditors). Any potential target business with which we enter into negotiations concerning a business transaction will be aware of this requirement. Consequently, such target businesses may obtain leverage over us in negotiating a business transaction, knowing that if we do not complete a business transaction with that particular target business, we may be unable to complete a business transaction with any target business. This risk will increase as we get closer to the time limits referenced above.

The requirement that we complete a business transaction by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012) may motivate our officers and directors to approve a business transaction that is not in the best interests of stockholders.

Each of our officers and directors may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business transactions. The funds for such reimbursement will be provided from the money not held in trust. In the event that we do not effect a business transaction by September 15, 2012 (subject to a three month extension), then any expenses incurred by such individuals in excess of the money being held outside of the trust account will not be repaid and we will liquidate. On the other hand, if we complete a business transaction within such time period, those expenses will be repaid by the target business. Consequently, our officers and directors may have a conflict of interest when determining whether the terms, conditions and timing of a particular initial business transaction are appropriate and in the best interest of our public stockholders.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Furthermore, we do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national exchange.

Our units, common stock and warrants are traded on the over-the-counter market and are quoted on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national securities exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

As a result of new rules affecting reverse mergers, we will not be able to list our securities on a national securities exchange immediately following the completion of a business transaction.

Unlike many-blank check companies that were previously quoted on the OTCBB and subsequently became listed on a national securities exchange as part of their business combination, we will not be able, immediately following our initial business transaction, to list our securities on a national securities exchange. On November 9, 2011, the SEC approved new rules of the three major U.S. listing markets that toughen the standards that companies going public through a reverse merger must meet to become listed on those exchanges. Following the completion of our initial business transaction, we will have to meet the strengthened listing criteria of such securities exchanges, including but not limited to having completed a one-year “seasoning period” by trading on the OTCBB following our initial business transaction, having filed an annual report on Form 10-K covering a full fiscal year commencing after the filing with the SEC of all information regarding our initial business transaction and having maintained a requisite minimum bid price for a sustained period of time. As a result, the liquidity and price of our securities, following our initial business transaction, may be more limited than if our securities were listed on a national securities exchange.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to our reports of operating losses, one or more potential business transactions, the filing of periodic reports with the SEC, and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of the securities after the offering can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. You may be unable to sell your securities unless a market can be established or sustained.

We will likely complete only one business transaction with the proceeds of the offering and the private placement of the placement units. As a result, our operations will depend on a single business and we will be exposed to higher risk than other entities that have the resources to complete several transactions.

The net proceeds from the offering provided us with $61,200,000 (including a deferred corporate finance fee of $900,000), that we may use to complete a business transaction. We may not be able to acquire more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. Additionally, we may encounter numerous logistical issues if we pursue multiple target businesses, including the difficulty of coordinating the timing of negotiations, notice disclosure and closings. We may also be exposed to the risk that our inability to satisfy conditions to closing with one or more target businesses would reduce the fair market enterprise value of the remaining target businesses in the combination. Due to these added risks, we are more likely to choose a single target business with which to pursue a business transaction than multiple target businesses. Unless we combine with a target business in a transaction in which the purchase price consists substantially of common stock and/or preferred stock, it is likely we will complete only one business transaction with the proceeds of the offering. Accordingly, the prospects for our success may depend solely on the performance of a single business. If this occurs, our operations will be highly concentrated and we will be exposed to higher risk than other entities that have the resources to complete several business transactions, or that operate in diversified industries or industry segments.

We may not be able to maintain control of a target business after our initial business transaction.

We may structure a business transaction to acquire less than 100% of the equity interests or assets of a target business, but will not acquire less than a controlling interest. We will acquire a controlling interest either through the acquisition of at least 50.1% of the voting equity interests in the target or through the acquisition of a significant voting equity interest that enables us to exercise a greater degree of control over the target than any other person or group. However, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. As a result, we may not be able to maintain control of the target business.

Unlike other blank check companies, we allow our public stockholders holding no more than 92% of the shares sold in the offering to exercise their redemption rights. This higher threshold will make it easier for us to consummate a business transaction with which a substantial majority of our stockholders do not agree.

We will proceed with our initial business transaction unless holders of more than 92% of our public shares redeem their shares. However, the redemption threshold may be reduced by the terms and conditions of our proposed initial business transaction. For example, the proposed business transaction may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business transaction. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business transaction exceed the aggregate amount of cash available to us, we will not consummate the business transaction, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. To the extent we are unable to obtain alternative financing on reasonable terms, in order to avoid having to reduce the redemption threshold, the amount of shares that we will seek to redeem in conjunction with our initial business transaction is likely to be lower than 92%. Although we believe it is unlikely, in such case, the amount of common shares which we would seek to redeem may be lower than the threshold used by most blank check companies. Traditionally, blank check companies would not be able to consummate a business transaction if the holders of their public shares voted against a proposed business transaction and elected to redeem more than a much smaller percentage of the shares sold in such company’s initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business transactions because the number of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with a business transaction. We may be able to consummate a business transaction even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, solely if we hold a stockholder vote to approve our initial business transaction, and do not conduct redemptions in connection with our business transaction pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our sponsor, officers, directors or their affiliates.

The exercise price for the public warrants is higher than in similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the warrants is higher than is typical in similar blank check companies. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the offering. The exercise price for our public warrants is $11.50 per share. As a result, the warrants are less likely to ever be in-the-money and more likely to expire worthless.

The ability of a larger number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business transaction or optimize our capital structure.

If our business transaction requires us to use substantially all of our cash to pay the purchase price because we will not know how many stockholders may exercise their redemption rights, we may either need to reserve part of the trust account for possible payment upon redemption of our stockholders, or we may need to arrange third party financing to help fund our business transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business transaction available to us.

Even if holders of no more than 92% of our public shares elect to exercise their redemption rights, we may be unable to consummate a business transaction.

Although we permit holders of no more than 92% of our public shares to exercise their redemption rights, the redemption threshold may be reduced by the terms and conditions of a proposed business transaction. For example, the proposed business transaction may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business transaction. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business transaction exceeds the aggregate amount of cash available to us, we will not consummate the business transaction, and any shares tendered pursuant to the tender offer will be returned to the holders thereof following the expiration of the tender offer.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business transaction would be unsuccessful and that public stockholders would have to wait for liquidation in order to redeem their shares.

If, pursuant to the terms of our proposed business transaction, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business transaction and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business transaction would be unsuccessful is increased. If our business transaction is unsuccessful, public stockholders would not receive their pro rata portion of the trust account until we liquidate. If public stockholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time their shares of common stock may trade at a discount to the pro rata amount in our trust account. In either situation, public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with the redemption until we liquidate or they are able to sell their shares in the open market.

To effectuate a business transaction, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. We cannot assure you that we will not seek to amend our certificate of incorporation or governing instrument to effectuate our initial business transaction.

To effectuate a business transaction, blank check companies have, in the recent past, amended various provisions of their charters or other governing instruments. For example, blank check companies have amended the definition of business transaction, increased redemption thresholds and changed industry focus. We cannot assure you that we will not seek to amend our certificate of incorporation or other governing instrument to effectuate our initial business transaction.

Unlike most other blank check companies, the provisions of our amended and restated certificate of incorporation may be amended with the approval of at least 65% of our outstanding common stock.

Most blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business transaction activity, without approval by a certain percentage of the company’s stockholders. Typically, an amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions, including those related to pre-business transaction activity, may be amended if approved by at least 65% of our outstanding common stock. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business transaction activities more easily that other blank check companies, and this may increase our ability to consummate a business transaction with which you do not agree. However, we and our sponsor agree not to take any action to amend or waive any provision of our amended and restated certificate of incorporation to allow us not to redeem our public shares if we do not complete our initial business transaction by September 15, 2012 (subject to a three month extension) except in connection with the completion of our initial business transaction.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business transaction, which may adversely affect our leverage and financial condition.

Although we have no commitments as of December 31, 2011 to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete a business transaction. The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating cash flow after a business transaction is insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions;

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

•	our inability to pay dividends on our common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of the date of this Report, our initial stockholders own 29.6% of our issued and outstanding common stock. This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could allow our initial stockholders to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after the consummation of our business transaction. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to re-elect existing directors or elect new directors prior to the consummation of a business transaction, in which case all of the current directors will continue in office until at least the consummation of the business transaction. If there is an annual meeting, as a consequence of our staggered board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome of an election of directors. The interests of our initial stockholders and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.

We may not have an effective registration statement for the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at the time when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

Under the terms of the warrant agreement, we have agreed to use our best efforts to file a post-effective or new registration statement under the Securities Act covering the shares of common stock underlying the public warrants and maintain a current prospectus relating to such shares, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure you that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, under certain circumstances specified in the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

We may be unable to obtain additional financing, if required, to complete a business transaction or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business transaction.

We believe that the net proceeds of the offering will be sufficient to allow us to consummate a business transaction. However, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the offering prove to be insufficient, either because of the size of the business transaction, the depletion of the available net proceeds in search of a target business, or the obligation to pay cash for a significant number of shares redeemed, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business transaction, we would be compelled to either restructure the transaction or abandon that particular business transaction and seek an alternative target business candidate. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business transaction.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem the outstanding warrants (excluding any placement warrants held by our sponsor or its permitted assigns) issued as a part of our units at any time after the warrants become exercisable, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days prior written notice of redemption, and if, and only if, the last sales price of our common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants we have an effective registration statement covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to such common stock is available.

We will likely redeem the warrants if the market price of our common stock reaches $17.50 per share for the necessary trading period, since doing so would allow us to decrease the dilutive effect of the warrants. Redemption of the warrants could force the warrant holders to exercise the warrants, whether by paying the exercise price in cash or through a cashless exercise at a time when it may be disadvantageous for the holders to do so, to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently you are unlikely to receive notice directly from us that the warrants are being redeemed. If you fail to receive notice of redemption from a third party and your warrants are redeemed for nominal value, you will not have recourse to us.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis after we call the warrants for redemption or if there is no effective registration statement covering the shares of common stock issuable upon exercise of these warrants will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to pay the exercise price of their warrants in cash.

If we call our warrants for redemption after the redemption criteria described in this offering prospectus have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant to do so on a “cashless basis.” “Cashless exercise” means the warrant holder pays the exercise price by giving up some of the shares for which the warrant is being exercised, with those shares valued at the then current market price. Accordingly, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the fair market value by (y) the fair market value. The “fair market value” shall mean the average last sales price of our common stock for the 10 trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants. For example, if the holder is exercising 875 public warrants at $11.50 per share through a cashless exercise when the common stock has a fair market value per share of $17.50 per share, then upon the cashless exercise, the holder will receive 300 shares of common stock. The holder would have received 875 shares of common stock if the exercise price was paid in cash. In addition, in the event a registration statement covering the common stock issuable upon exercise of the warrant is not effective within a specified period following the consummation of our initial business transaction, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. For purposes of calculating the number of shares issuable upon such cashless exercise, the “fair market value” of warrants shall be calculated using the volume weighted average sale price of the common stock for the 10 trading days ending on the trading day prior to the date on which notice of exercise is received by the warrant agent. If our management chooses to require holders to exercise their warrants on a cashless basis or if holders elect to do so when there is no effective registration statement, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrantholder will hold a smaller number of shares of common stock upon a cashless exercise of the warrants they hold.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business transaction.

In connection with the offering, we issued warrants to purchase up to 6,000,000 shares of common stock. In addition, we sold to the sponsor 390,000 placement units, with each unit consisting of one placement share and a placement warrant to purchase one share of common stock. To the extent we issue shares of common stock to effect a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of common stock upon an exercise and the holder will be precluded from exercise of the warrant. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in an adverse way to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such adverse amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period, provide for redemption of warrants or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our staggered board of directors may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2012. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Recent revisions to Sections 1-202 and 2-202 of Regulation S-X and Item 308 of Regulation S-K require the expression of a single opinion directly on the effectiveness of our internal control over financial reporting from our independent registered public accounting firm. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business transaction.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business transaction, and thus may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business transaction, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to a registration rights agreement, our initial stockholders and their permitted transferees can demand that we register the initial shares, placement units, placement shares and placement warrants, and the shares of common stock issuable upon exercise of the placement warrants. The registration rights will be exercisable with respect to the initial shares, the placement units, placement shares and the placement warrants and the shares of common stock issuable upon exercise of such placement warrants at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities. If such persons exercise their registration rights in full, there will be an additional 2,130,000 shares of common stock and up to 390,000 shares of common stock issuable on exercise of the placement warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business transaction more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our initial stockholders are registered.

Because we must furnish our stockholders with financial statements of the target business prepared in accordance with U.S. generally accepted accounting principles, we will not be able to complete a business transaction with prospective target businesses unless their financial statements are prepared in accordance with U.S. generally accepted accounting principles.

The federal proxy rules require that a proxy statement with respect to a vote on a business transaction meeting certain financial significance tests include historical and/or pro forma financial statements. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, U.S. generally accepted accounting principles, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Because of our limited resources and the significant competition for business transaction opportunities, it may be more difficult for us to complete a business transaction. If we are unable to complete our initial business transaction, our public stockholders may receive only approximately $10.20 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed and, in the event we seek stockholder approval of our business transaction, we make purchases of our common stock using available funds from the trust account, then the resources available to us for a business transaction may be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business transaction. If we are unable to complete our initial business transaction, our public stockholders may receive only approximately $10.20 per share on our redemption, and our warrants will expire worthless.

Item 2.    Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 142 W. 57th Street, 12th Floor, New York, NY 10019. We have agreed to pay our sponsor, Empeiria Investors LLC, which is controlled by certain of our officers and directors, $5,000 per month for office space as well as for certain general and administrative services. This agreement commenced on June 15, 2011 and continues until the earliest to occur of: (i) consummation of a business transaction or (ii) December 15, 2012 (assuming a three-month extension as a result of us entering into a letter of intent or definitive agreement by September 15, 2012). We consider our current office space adequate for our current operations.

Item 3.   Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.   Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock, warrants and units are each traded on the OTC Bulletin Board under the symbols EPAQ, EPAQW and EPAQU, respectively. Our units commenced public trading on June 16, 2011, and our common stock and warrants commenced public trading on August 12, 2011.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, common stock and warrants as reported on the OTC Bulletin Board. The following table sets forth the high and low bid prices for our units for the period from June 16, 2011 through December 31, 2011 and our common stock and Warrants for the period from August 12, 2011 through December 31, 2011.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
June 30, 2011	$9.95	$10.00	N/A	N/A	N/A	N/A
September 30, 2011	$9.95	$10.15	$9.50	$9.73	$0.20	$0.32
December 31, 2011	$10.15	$10.20	$9.73	$9.75	$0.20	$0.45

Our common stock was last traded on February 3, 2012 and the closing price on that day was $9.80. Our units were last traded on December 20, 2011 and the closing price on that day was $10.20. Our warrants were last traded on February 16, 2012 and the closing price on that day was $0.35.

(b) Holders

On March 15, 2012, there were 10 holders of record of our common stock, 2 holders of record of our warrants and 1 holder of record of our units.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business transaction. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business transaction. The payment of any dividends subsequent to a business transaction will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   Selected Financial Data

We are a smaller reporting company as defined in Regulation S-K; as such pursuant to Regulation S-K we are not required to make disclosures under this Item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements that involve risks and uncertainties. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity through December 31, 2011 relates to our formation, our private placements and public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters. Since the completion of our public offering, we have not generated any operating revenues and will not until after completion of our initial business transaction, at the earliest. We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 24, 2011 (date of inception) through December 31, 2011, we had a net loss of $347,871 consisting of expenses of $349,356 offset by interest earned in the trust account of $1,485. We incurred offering costs of $2,581,919 (including $1,200,000 of underwriting fees paid at closing and a $900,000 deferred corporate finance fee), which were charged to stockholders’ equity upon the completion of our public offering.

Liquidity and Capital Resources

On June 21, 2011, we consummated our public offering of 6,000,000 units at a price of $10.00 per unit. On June 15, 2011, we completed a private placement of 390,000 placement units to Empeiria Investors LLC, our sponsor, for an aggregate purchase price of $3,900,000. We received gross proceeds of $63,900,000 before deducting underwriters’ compensation of $1,175,000 (total compensation of $1,200,000 less an initial $25,000 advance) and other offering costs. Upon the closing of the public offering and the private placement in June 2011, $61,200,000 (including a deferred corporate finance fee of $900,000) was placed into a trust account. As of December 31, 2011, investments in our trust account consisted of $61,199,721 in U.S. government Treasury bills with a maturity of 180 days or less and another $1,765 in cash.

As of December 31, 2011, we had cash of $757,889 in a bank account, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

For the period from January 24, 2011 (date of inception) to December 31, 2011, we used cash of $283,706 in operating activities which was attributable to a net loss for the period of $347,871, an increase in accounts payable and accrued expenses of $111,665, and an increase in prepaid insurance expense of $47,500.

For the period from June 22, 2011 (the day after the completion of our public offering) to December 31, 2011, we disbursed an aggregate of $329,764 out of the proceeds of our public offering not held in the trust account for general corporate expenses, including obtaining directors’ and officers’ insurance covering a 12-month period ending June 16, 2012 at a cost of $95,000 (with a prepaid balance at December 31, 2011 of $47,500) and payment of an aggregate of $90,000 in administrative services and management fees to our sponsor.

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

Significant Accounting Policies

We have identified the following as our significant accounting policies:

Development Stage Company

The company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of December 31, 2011, the company had not commenced operations or generated revenue. All activity through December 31, 2011 relates to the company's formation, the private placements and the public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters. The company will not generate any operating revenues until after the completion of an initial business transaction at the earliest. The company generates non-operating income in the form of interest income on the trust account.

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

The company's statement of operations includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for the maximum number of shares subject to possible redemption is calculated by dividing the income, net of applicable income taxes and franchise taxes, attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.

Investments Held in Trust Account

Investment securities consist of United States Treasury securities. The company classifies its securities as held-to-maturity in accordance with FASB ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the company has the ability and intent to hold until maturity. Held-to-maturity Treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities' fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statement of operations. Interest income is recognized when earned.

Redeemable Common Stock

The company accounts for its redeemable common stock in accordance with ASC 480 “Distinguishing Liabilities from Equity”. The redemption provisions not solely within the control of the company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of ASC 480. In connection with the consummation of an initial business transaction, the company may redeem pursuant to a tender offer up to 92% of the shares sold in the public offering.

The company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be effected by charges against paid-in capital.

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

The company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair values of the company's financial instruments, including cash, approximate their carrying amounts represented on the balance sheet.

Off Balance Sheet Arrangements

None.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.   Financial Statements and Supplementary Data

As a smaller reporting company, we will be providing the information required by Article 8 of Regulation S-X.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this Annual Report are as follows:

Name	Age	Position
Alan B. Menkes	52	Chief Executive Officer and Director

Keith E. Oster	50	President and Director

Joseph Fong	37	Chief Financial Officer and Executive Vice President

Michael Dion	54	Executive Vice President and Director

James N. Mills	74	Chairman of the Board

Barry Brigman	65	Director

Katharine Kaplan	27	Vice President

Alan B. Menkes has been our Chief Executive Officer since inception. Over a 24-year career in the private equity business, Mr. Menkes has played a lead role in 21 platform transactions and more than 50 add-on acquisitions totaling approximately $1 billion in equity capital and almost $7 billion in total enterprise value. From 2009 to 2011, Mr. Menkes was also a Managing Partner of G2 Investment Group, a diversified financial services firm. From 2007 to 2009, he was a partner at Enterprise Infrastructure Ventures, a real estate investment firm focused on acquiring and developing data centers and other mission-critical real estate assets. From 2002 to the present, Mr. Menkes has been the Managing Partner of Empeiria Capital LLC, a private equity firm he co-founded. From 1999 to 2002, he was Co-Director of Private Equity and a member of the Executive Committee of Thomas Weisel Partners, an investment banking and investment management firm focused on growth sectors. From 1992 to 1998, Mr. Menkes was a Vice President and partner at Hicks, Muse, Tate & Furst Inc., a leveraged buyout firm. Prior to Hicks Muse, he was with The Carlyle Group, a global alternative investment manager, from its founding in 1987 to 1992. Mr. Menkes currently serves on the board of directors of CS Technology, a private IT consulting firm focused on data centers and physical IT infrastructure. He previously served on the board of directors of Conner Steel Products, a private manufacturer of equipment for the oil and gas industry, from June 2006 to May 2011, and Stellent, Inc., a publicly-traded software company, from January 2004 to December 2006. Since August 2011, Mr. Menkes has served on the board of directors of BGS Acquisition Corp, a blank check company. He graduated Phi Beta Kappa from the University of Virginia, where he earned his B.A. in Economics with Highest Distinction. Mr. Menkes earned an M.B.A. with Distinction from the Wharton School at the University of Pennsylvania.

Keith E. Oster has been our President since inception. Mr. Oster has been in the private equity industry for more than 20 years. From 2006 to 2007, he was a Managing Director with Genstar Capital, a middle-market buyout firm with over $2.5 billion under management. From 2004 to 2006, Mr. Oster worked at Fremont Partners, the private equity arm of the Fremont Group, a private investment firm sponsored by the Bechtel family. From 2002 to 2004, Mr. Oster served as co-founder of Empeiria Capital LLC and from 2000 to 2002 he was a partner with Thomas Weisel Partners, an investment banking and investment management firm, where he had principal responsibility for private equity investments in the industrial technology sector. From 1992 to 2000, Mr. Oster was a partner and founder of J.F. Lehman & Company, a private equity investment firm that focuses exclusively on acquiring middle market companies in the defense, aerospace and maritime industries and the technologies that originate from them. From 1988 to 1992, he served as an Associate at The Carlyle Group, a global alternative investment manager. Mr. Oster in the past has served on the boards of the following private companies: Racal Instruments Group (2001 to 2003), McCormick Selph, Inc. (1999 to 2000), Special Devices Incorporated (1998 to 2000), Elgar Electronics Incorporated (1998 to 2000) and Burke Industries, Inc. (1997 to 2000). He graduated with a B.A. in Economics and English from Oberlin College and earned an M.B.A. from the Wharton School at the University of Pennsylvania.

Joseph Fong has been our Chief Financial Officer and an Executive Vice President since inception. Since 2009, Mr. Fong has also been a Managing Director at G2 Investment Group, a diversified financial services firm, and is involved in its private equity and real estate activities. From 2007 to 2009, he worked in the private equity business of Fortress Investment Group, a global investment manager with over $40 billion of assets under management. At Fortress, Mr. Fong was a member of the acquisitions team and held a variety of responsibilities with respect to a major portfolio company, including capital investments, asset dispositions, business planning and financial reporting. From 1999 to 2007, Mr. Fong worked in investment banking at Lehman Brothers, where he was involved in over $30 billion of completed transactions for real estate companies and opportunity funds, with transaction types that included buy- and sell-side mergers and acquisitions, high-yield and investment-grade debt financings, initial public offerings, secondary equity and convertible offerings, and asset-based financings. Mr. Fong graduated summa cum laude, Phi Beta Kappa from Yale University with majors in economics and architecture, and also received Master of Architecture and M.B.A. degrees from Yale.

Michael Dion has been an Executive Vice President and a member of our Board since April 2011. Over a 32-year career in the consumer products industry, Mr. Dion has played a lead role in executing financial performance turnaround plans, implementing cost-cutting strategies, and managing post-acquisition integration. Since 2007, Mr. Dion has been a business consultant working with a variety of companies and investors on acquisition transactions. From 2001 to 2007, he was Executive Vice President and Chief Financial Officer of Pinnacle Foods Corporation, a consumer products corporation formed from the purchased assets of Vlasic Foods International with brands including Swanson Frozen Foods, Vlasic Pickles, and Open Pit. Mr. Dion joined Pinnacle Foods after its formation by Hicks, Muse, Tate & Furst in 2001 and continued in this role after the company was acquired by CCMP, JW Childs, and CDM Equity in 2003. In 2003, Pinnacle Foods purchased the brands of Aurora Foods including, among others, Duncan Hines, Mrs. Paul’s, Aunt Jemima Frozen Breakfast, and Mrs. Butterworth’s Syrups. From 1999 to 2004, he was Vice President of Finance of Hillsdown Holdings, PLC and Mumm and Perrier-Jouet (1999 to 2001), as a member of the C. Dean Metropoulos Group which managed the investments on behalf of Hicks Muse. From 1996 to 1999, Mr. Dion was Executive Vice President and Chief Financial Officer of International Home Foods, a consumer products company with brands such as Chef Boyardee, PAM Cooking Spray, Polaner All-Fruit, and Crunch n’ Munch. From 1994 to 1997, he was Vice President of Finance of Morningstar Dairy Group. From 1990 to 1994, Mr. Dion was Vice President of Finance for International Cheese Company. From 1989 to 1990, he was Vice President of Finance of Aquatec, Inc. From 1984 to 1989, Mr. Dion was Chief Financial Officer of Karl Suss America, an industrial technology supplier. From 1979 to 1983, he was a Senior Auditor of Coopers and Lybrand, LLC. Mr. Dion received a B.S. in Business Administration from University of Vermont in 1979, where he was on the Dean’s List all semesters.

James N. Mills has been our Chairman of the Board since inception. Mr. Mills has served as Chairman of the Board and Chief Executive Officer of Mills & Partners, Inc., a management and investment firm that specializes in the acquisition and operation of commercial and industrial manufacturing companies, since its formation in 1985. Mr. Mills has, in the past, served as Chairman of the Board and Chief Executive Officer of each of the Mills & Partners portfolio companies, including Clarke Floor Equipment, Palco Industries, Wirekraft Industries, Berg Electronics, Jackson Products, Crain Holdings, International Wire Group, and Viasystems Group. Mr. Mills also previously served on the board of directors of Conner Steel Products, a manufacturer of equipment for the oil and gas industry from June 2006 to May 2011. Mr. Mills has over 40 years of operating experience in senior and corporate level positions with a variety of successful major manufacturing companies. From 1978 to 1985 Mr. Mills was a senior executive of McGraw-Edison Company, a company engaged in the electronic, industrial, commercial, and automotive industries. At McGraw-Edison, he served as Executive Vice President of the Industrial, Power Systems and Service sectors, where he was responsible for $1.1 billion of corporate revenue, President of the Industrial Group and President of the Bussmann Division, where he led a major corporate divestiture program which resulted in the sale of 15 operating companies with combined sales of over $1 billion. From 1977 to 1978, Mr. Mills served as Executive Vice President of the Admiral Group of Rockwell International and as President and Chief Executive Officer of Litton Industries’ Royal Typewriter Division. Mr. Mills’ affiliations have included the National Sudden Infant Death Syndrome Foundation, the National Aid to Visually Handicapped Children, the American Management Association, the President’s Council of St. Louis University, and the Presidents’ Association of the American Management Association. He attended the University of Missouri majoring in Business Administration.

Barry Brigman has been a member of our Board since inception. Mr. Brigman is a business consultant and investor. He is a partner in Empeiria Capital LLC and was the Chairman of the Board of Conner Steel Products from June 2006 to May 2011. From March 2003 to June 2006 he was the Managing Partner of Hanley Partners Asia (“HPA”) and has been managing global businesses in a variety of industry segments for over 25 years. HPA was a global consulting group that assisted North American and European middle market businesses to access the market opportunities, material and product sourcing supply chains, and the manufacturing potential available in China. Prior to co-founding HPA, Mr. Brigman was employed by Viasystems Group, Inc. from January 1997 to December 2002 as President of the Telecom Division, President of the Global PCB business and President of the Americas. In July 2001, Mr. Brigman was appointed Executive Vice President responsible for all global business functions within Viasystems Group, Inc. From 1997 to 2002, Viasystems grew through multiple acquisitions and internal growth from $200 million to $1.5 billion in revenue with 32 global manufacturing sites and over 25,000 employees in the Americas, Europe, and China. Mr. Brigman was involved in and often led the financial due diligence process for the purchase of companies. Prior to Viasystems, Mr. Brigman was Senior Vice President and General Manager, Americas of Berg Electronics from March 1993. During Mr. Brigman’s tenure, the company moved from the No. 7 position in the connector industry to No. 3. Prior to joining Berg, Mr. Brigman was employed by DuPont as the Director of Connector Systems – Americas from 1989 to 1993. Mr. Brigman had held numerous professional and management positions in the Fibers, Central Research and Development, Medical Products, Corporate Plans, and Electronics divisions of DuPont. His functional experience includes assignments in technical sales, marketing, manufacturing, strategic planning, and general business management. He managed global businesses with presences in the Americas, Europe, and Asia Pacific regions. Mr. Brigman joined DuPont in 1969. Mr. Brigman holds a B.S. in Chemistry from Virginia Polytechnic Institute.

Katharine Kaplan has been a Vice President since our inception. Since 2010, Ms. Kaplan has also been a Vice President at G2 Investment Group, a diversified financial services firm. From 2008 to 2010, Ms. Kaplan worked at Lubert-Adler, a real estate investment management firm, where she was an Associate specializing in acquisitions and asset management. At Lubert-Adler, she underwrote and oversaw existing and new investments in the apartment, self-storage, hotel and office sectors in major markets across the U.S. Ms. Kaplan previously worked in the investment banking group at Lehman Brothers, where she was responsible for valuation analysis and structuring for a wide variety of advisory and capital raising transactions. She has extensive experience in assessing, underwriting, valuing, and conducting due diligence on public and private companies, portfolios, and individual assets. Ms. Kaplan graduated cum laude with an A.B. in History from Harvard University.

Director Qualifications

We have not established a nominating committee and have not formally established any specific, minimum qualifications that must be met by each of our directors or specific qualities or skills that are necessary for one or more of our members of the board of directors to possess. However, we generally evaluate the following qualities: educational background, investment experience, diversity of professional experience, including whether the person is a current or former board member, CEO or CFO of a public company, knowledge of our business, integrity, professional reputation, independence, judgment, wisdom, and ability to represent the best interests of our stockholders.

The members of our board of directors have significant senior leadership experience at both private and public domestic companies. In these positions, they have gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. All of our directors also have experience serving on boards of directors and board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our directors also have other experience that makes them valuable, such as extensive prior experience in acquiring companies across a broad range of industries and growing companies both organically and via strategic add on acquisitions, although none of our directors, officers or promoters have been previously involved in blank check offerings.

We, along with our directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating a business transaction.

Alan B. Menkes

Mr. Menkes is well-qualified to serve as a member of the Board due to his extensive experience as a private equity investor and his service on the Boards of Directors of 14 companies over the last approximately 15 years. Since entering the private equity business in 1987, Mr. Menkes has developed an extensive network of contacts among investment banks, business brokers, private equity funds, lawyers and accountants that will allow us to generate attractive acquisition opportunities. Moreover, during his almost 25 years as a principal investor, Mr. Menkes has evaluated hundreds of investment opportunities, including both private and public companies, and developed a screening and diligence process that will allow us to identify suitable candidates for acquisition. Mr. Menkes is also highly experienced in negotiating, structuring and executing complex acquisition transactions and has led multiple “buy and build” strategies where the platform company effected numerous add on acquisitions.

Keith E. Oster

Mr. Oster is well-qualified to serve as a member of the Board due to his proven capabilities as a private equity investor and his service as a lead director on several portfolio company boards over the past 15 years. Mr. Oster began his private equity career in 1988 with The Carlyle Group, and since that time, has served as a General Partner and member of the investment committee with three, well established, middle market private equity firms. In that capacity, he has been responsible for sourcing, evaluating, negotiating, closing and monitoring numerous leveraged buyout investments across a broad range of industries and over a variety of economic cycles. Mr. Oster also has extensive experience building non-traditional deal origination channels and has worked closely with numerous management teams to develop and execute a variety of successful strategies to enhance portfolio company value.

Michael Dion

Mr. Dion is well-qualified to serve as a member of the Board due to his extensive experience managing finance and operations at consumer products companies, including several under private equity ownership. Over the last 32 years, Mr. Dion has served in a senior finance role at eight consumer products companies, most recently as Executive Vice President and Chief Financial Officer of Pinnacle Foods Corporation. Mr. Dion has strong expertise managing financial performance, strategic initiatives, and cost-cutting programs, and has acted as a key participant with the CEO in developing and executing acquisition programs that leveraged the existing company’s infrastructure and enhanced investment platform returns. Mr. Dion’s experience will allow us to evaluate and implement potential operational improvements and add-on transactions at target companies and his network of business and private equity contacts will assist in generating acquisition opportunities.

James N. Mills

Mr. Mills is well-qualified to serve as a member of the Board due to his public company experience, business leadership, operational experience, and experience in the private equity industry. Over the last 25 years, Mr. Mills has served as Chairman and CEO of nine leveraged buyout companies, which in turn completed more than 50 add on acquisitions. Two of these companies undertook initial public offerings and Mr. Mills remained as Chairman and CEO. Mr. Mills has developed an extensive set of contacts in the business, private equity and financial sectors, which we believe will generate acquisition opportunities for us. Mr. Mills also has extensive experience in evaluating management teams of target companies.

Barry Brigman

Mr. Brigman is an experienced senior executive and business consultant. Mr. Brigman has over 18 years experience in private equity acquisition and the management of both privately and publicly held companies. Prior to his work in private equity, he held executive positions with E. I. DuPont in a number of industrial businesses. He has served as the Chairman of the Board of privately held Conner Steel Products Holdings and as a senior executive with publicly traded Berg Electronics and Viasystems Group. Mr. Brigman has also provided operational consulting and due diligence support for U.S. based businesses and international private equity groups in a variety of industries. Mr. Brigman’s knowledge of global markets and extensive network of contacts has enabled him to work effectively with the senior executives and boards of many companies to develop both strategic and operational improvement strategies.

Number and Terms of Office of Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the first class of directors, consisting of Mr. Brigman and Mr. Mills, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Menkes, Mr. Oster, and Mr. Dion will expire at the second annual meeting of stockholders. These individuals will play a key role in identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating our initial business transaction. Collectively, through their positions described above, our directors have extensive experience in the private equity businesses.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business transaction, and thus may not be in compliance with Section 211(b) of the Delaware General Corporation Law. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business transaction, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

Director Independence

Although our securities are quoted on the OTC Bulletin Board, we apply the NYSE Amex standard for independent directors. The NYSE Amex defines an “independent director,” as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that Mr. Brigman and Mr. Mills are independent directors, as defined under the NYSE Amex listing standards and Rule 10A-3 promulgated under the Exchange Act.

Board Committees

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of a business transaction. At that time our board of directors intends to adopt charters for these committees. Prior to such time we do not intend to establish either one. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses. We do not believe a compensation committee is necessary prior to a business transaction as there will be no salary, fees or other compensation being paid to our officers or directors prior to a business transaction other than as disclosed in the prospectus.

Code of Conduct

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Item 11. Executive Compensation

Compensation Discussion and Analysis

From inception through June 15, 2011, none of our executive officers or directors received compensation of any kind for services rendered. Commencing on June 15, 2011 through the earlier of consummation of our initial business transaction or our liquidation, we have paid our sponsor, an entity controlled by certain of our officers and directors, a monthly management fee of $10,000, all of which will be used by our sponsor to compensate our President, Keith Oster, for services. Other than as set forth above, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our officers, directors or any of their respective affiliates, for services rendered prior to or in connection with a business transaction. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying prospective target businesses and performing due diligence on suitable business transactions. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement.

After our business transaction, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the notice furnished to our stockholders. It is unlikely, however, that the amount of such compensation will be known at the time of a stockholder meeting held to consider a business transaction, as it will be up to the directors of the post-combination business to determine executive officer and director compensation. Any compensation to be paid to our chief executive officer and other officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors, in accordance with the rules of any securities exchange on which our shares of common stock may then be listed.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We do not currently have a compensation committee and intend to establish such a committee following consummation of a business transaction. We do not feel a compensation committee is necessary prior to a business transaction as there will be no salary, fees or other compensation being paid to our officers or directors prior to a business transaction other than as disclosed in this Report. All members of our board of directors reviewed the Compensation Discussion and Analysis and agreed that it should be included in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owners (1)	Number of Shares Beneficially Owned		Percentage of Outstanding Shares
Empeiria Investors LLC (our sponsor)	1,987,500	(2)	23.3%
Alan B. Menkes	2,171,212	(2)(3)	25.5%
Keith E. Oster	2,059,388	(2)(4)	24.2%
Joseph Fong	2,021,048	(2)(5)	23.7%
Michael Dion	606,654	(6)	7.1%
James N. Mills	296,405	(7)	3.5%
Barry Brigman	54,808	(8)	0.6%
Katharine Kaplan	17,845	(9)	0.2%
Wexford Capital LP	1,000,000	(10)	11.7%
AQR Capital Management, LLC	816,000	(11)	9.6%
Polar Securities	650,000	(12)	7.6%
Bulldog Investors	650,000	(13)	7.6%
Fir Tree Value Master Fund, L.P.	480,000	(14)	5.6%
All directors and officers as a group (7 persons)	2,520,000	(2)(15)	29.6%

(1)	The business address of each of the beneficial owners is 142 W. 57th Street, 12th Floor, New York, NY 10019, unless otherwise stated in the footnotes to this table.

(2)	Messrs. Menkes, Oster and Fong are managing members of Empeiria Investors LLC, our sponsor, and have joint voting and dispositive power over our sponsor. As a result, Messrs. Menkes, Oster and Fong may be deemed beneficial owners of 100% of the shares held by our sponsor. However, each of Messrs. Menkes, Oster and Fong disclaims beneficial ownership over shares held by our sponsor except to the extent of his pecuniary interest therein.

(3)	Amount includes 1,987,500 shares of common stock beneficially owned by Mr. Menkes indirectly through the sponsor (by virtue of him being a managing member of the sponsor) and 183,712 shares of common stock owned by him directly, as a result of a transfer made by our sponsor to Mr. Menkes as of May 2, 2011. Mr. Menkes has pecuniary interest in 635,941 shares of common stock, including 452,229 shares of common stock held by the sponsor.

(4)	Amount includes 1,987,500 shares of common stock beneficially owned by Mr. Oster indirectly through the sponsor (by virtue of him being a managing member of the sponsor) and 71,888 shares of common stock beneficially owned by Mr. Oster directly, as a result of a transfer made by our sponsor to Mr. Oster as of May 2, 2011. Mr. Oster has pecuniary interest in 84,450 shares of common stock, including 12,562 shares of common stock held by the sponsor..

(5)	Amount includes 1,987,500 shares of common stock beneficially owned indirectly by Mr. Fong through the sponsor (by virtue of him being a managing member of the sponsor), 23,494 shares of common stock held by Stonehenge Investments, LLC, an entity that is solely owned by a Roth IRA account of which Mr. Fong is the sole participant, and 10,054 shares of common stock beneficially owned by Mr. Fong directly. The 33,548 shares of common stock held by Stonehenge Investments, LLC and owned by Mr. Fong directly are as a result of transfers made by our sponsor to Stonehenge Investments, LLC and Mr. Fong as of May 2, 2011. Mr. Fong has pecuniary interest in 96,358 shares of common stock, including 62,810 shares of common stock held by the sponsor: Mr. Fong indirectly owns 17,185 shares of common stock through his membership interest in the sponsor that is held by Stonehenge Investments, LLC; Mr. Fong also indirectly owns 45,625 shares of common stock through his membership interest in the sponsor.

(6)	Amount includes 452,229 shares of common stock beneficially owned by Mr. Dion indirectly through the sponsor and 154,425 shares of common stock beneficially owned by Mr. Dion indirectly through his membership interest in NMD Retirement LLC, an entity that is solely owned by a Roth IRA account of which Mr. Dion is the sole participant, as a result of a transfer made by our sponsor to NMD Retirement LLC as of May 2, 2011. Mr. Dion has pecuniary interest in 606,654 shares of common stock.

(7)	Amount includes 226,115 shares of common stock beneficially owned by Mr. Mills indirectly through the sponsor and 70,290 shares of common stock beneficially owned by Mr. Mills directly, as a result of a transfer made by our sponsor to Mr. Mills as of May 2, 2011. Mr. Mills has pecuniary interest in 296,405 shares of common stock.

(8)	Amount includes 45,223 shares of common stock beneficially owned indirectly by Mr. Brigman through the sponsor and 9,585 shares of common stock beneficially owned by Mr. Brigman directly, as a result of a transfer made by our sponsor to Mr. Brigman as of May 2, 2011. Mr. Brigman has pecuniary interest in 54,808 shares of common stock.

(9)	Amount includes 8,793 shares of common stock owned beneficially indirectly by Ms. Kaplan through the sponsor and 9,052 shares of common stock beneficially owned by Ms. Kaplan directly, as a result of a transfer made by our sponsor to Ms. Kaplan as of May 2, 2011. Ms. Kaplan has pecuniary interest in 17,845 shares of common stock.

(10)	According to a Schedule 13G filed with the SEC on June 24, 2011, Wexford Capital LP ("Wexford Capital") is the sub-advisor to Wexford Catalyst Trading Limited and Wexford Spectrum Trading Limited (together, the “Wexford Entities”) and by reason of its status as such may be deemed to own beneficially the interest in the securities of which the Wexford Entities possess beneficial ownership. Wexford GP LLC (“Wex GP”) is the general partner of Wexford Capital and by reason of its status as such may be deemed to own beneficially the interest in the securities of which the Wexford Entities possess beneficial ownership. Each of Charles E. Davidson ("Davidson") and Joseph M. Jacobs ("Jacobs") may, by reason of his status as a controlling person of Wex GP, be deemed to own beneficially the interests in the securities of which the Wexford Entities possess beneficial ownership. Each of Davidson, Jacobs, Wexford Capital and Wex GP shares the power to vote and to dispose of the interests in the securities beneficially owned by the Wexford Entities. Each of Wexford Capital, Wex GP, Davidson and Jacobs disclaims beneficial ownership of the securities owned by the Wexford Entities and this report shall not be deemed as an admission that they are the beneficial owners of such securities except, in the case of Davidson and Jacobs, to the extent of their interests in each member of the Wexford Entities. The address of each of these reporting persons is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, Connecticut 06830. Wex GP has shared voting power over 1,000,000 of our shares; Wexford Spectrum Trading Limited has shared voting power over 750,000 of our shares; Wexford Catalyst Trading Limited has shared voting power over 250,000 of our shares; Davidson has shared voting power over 1,000,000 of our shares; and Jacobs has shared voting power over our shares.

(11)	Based on information contained in Schedule 13G filed on February 14, 2012, AQR Capital Management, LLC (“AQR”) serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company which holds 8.0% of the total shares of our common stock reported AQR. Reporting persons have an address at Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(12)	Based on information contained in Schedule 13G filed by the following persons on July 1, 2011, the amount represents shares of common stock beneficially owned by North Pole Capital Master Fund ("North Pole") and Polar Securities Inc. (“Polar Securities”), with respect to the shares of common stock directly held by North Pole over which North Pole and Polar Securities have joint voting and dispositive power. The address of North Pole and Polar Securities is 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.

(13)	Based on information contained in Schedule 13G filed on July 15, 2011 by the following persons: Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos; Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors. Bulldog Investors has the sole voting and dispositive power with respect to 493,882 shares of common stock and shared voting power with respect to 156,118 shares of our common stock. The address of Bulldog Investors Special Opportunities Fund Inc. is Park 80 West, 250 Pehle Ave. Suite 708, Saddle Brook, NJ 07663.

(14)	According to a Schedule 13G filed with the SEC on June 24, 2011 on behalf of Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership (“Fir Tree Value”), Fir Tree Capital Opportunity Master Fund, L.P.(“Fir Tree Capital”) and Fir Tree, Inc., a New York corporation (“Fir Tree”). Fir Tree Value is the beneficial owner of 840,000 shares of common stock. Fir Tree Capital is the beneficial owner of 150,000 shares of common stock. Fir Tree may be deemed to beneficially own the shares of common stock held by Fir Tree Value and Fir Tree Capital as a result of being the investment manager of each of Fir Tree Value and Fir Tree Capital. The business address of Fir Tree Value and Fir Tree Capital is c/o Citco Fund Services (Cayman Islands) Limited, 89 Nexus Way, Camana Bay Box 31106, Grand Cayman KY1-1205, Cayman Islands and the business address of Fir Tree is 505 Fifth Avenue 23rd Floor, New York, New York 10017.

(15)	Amount includes 532,500 shares of common stock beneficially owned by our directors and officers as a result of transfers made by our sponsor to our directors and officers, Stonehenge Investments, LLC and NMD Retirement LLC as of May 2, 2011.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

On January 24, 2011 we issued 4,000,000 shares of our common stock to our sponsor, Empeiria Investors LLC, a limited liability company controlled by certain of our officers and directors, for an aggregate amount of $25,000 in cash, at a purchase price of approximately $.00625 per share. As of May 2, 2011, our sponsor sold, at cost, an aggregate of 1,000,000 of such initial shares to our officers and directors. On June 13, 2011, we effectuated a 0.75625-for-1 reverse split of our outstanding common stock, leaving our initial stockholders with 3,025,000 initial shares. On June 15, 2011, we effectuated an approximately 0.80331-for-1 reverse split of our outstanding common stock, leaving our initial stockholders with 2,430,000 initial shares. On July 29, 2011, 300,000 initial shares were forfeited to us as a result of the underwriters of the offering electing not to exercise the over-allotment option, leaving our initial stockholders with 2,130,000 shares. The initial shares will not be released from transfer restrictions until the date (i) with respect to 20% of such shares, upon consummation of our initial business transaction, (ii) with respect to 20% of such shares, when the closing price of our common stock exceeds $12.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business transaction, (iii) with respect to 20% of such shares, when the closing price of our common stock exceeds $13.50 for any 20 trading days within a 30-trading day period following the consummation of our initial business transaction, (iv) with respect to 20% of such shares, when the closing price of our common stock exceeds $15.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business transaction and (v) with respect to 20% of such shares, when the closing price of our common stock exceeds $17.00 for any 20 trading days within a 30-trading day period following the consummation of our initial business transaction or earlier, in any case, if, following a business transaction, we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a merger or other change in the majority of our board of directors or management team in which the company is the surviving entity.

Our sponsor purchased 390,000 placement units at the price of $10.00 per unit for a purchase price of $3,900,000, in a private placement completed prior to the offering. All of the proceeds received from the sale of the placement units were financed from available funds and not from borrowed funds. A portion of the purchase price of the placement units was added to the proceeds from the offering held in the trust account pending our completion of an initial business transaction. The placement warrants are identical to the warrants sold in the offering, except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis; and (ii) are not subject to being called for redemption. The placement units and its component securities are subject to lockup (i.e. not transferable, assignable or saleable) until 30 days after the consummation of our initial business transaction. If we do not complete an initial business transaction that meets the criteria described in the prospectus, a portion of the $3,900,000 purchase price of the placement units will be included as a part of the liquidation amount payable to our public stockholders as such amounts is held in our trust account and the placement warrants will expire worthless.

The placement units were sold in a private placement pursuant to Section 4(2) or Regulation D of the Securities Act and were exempt from registration requirements under the federal securities laws. As such, the holders of the placement warrants included in the placement units will be able to exercise such placement warrants even if, at the time of exercise, an effective registration statement and a current prospectus relating to the common stock issuable upon exercise of such warrants is not available. Our placement units and the underlying securities will become freely tradable only after they are registered.

In order to protect the amounts held in the trust account, Alan B. Menkes, our chief executive officer, Keith E. Oster, our president, James N. Mills, our chairman of the board, and Michael Dion, our executive vice president, each has agreed to jointly and severally indemnify us for all claims of creditors to the extent that we fail to obtain waivers from vendors, service providers and prospective target business to the extent necessary to ensure that the amounts in the trust account available for distribution to our stockholders below $10.20 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Menkes, Oster, Mills and Dion will not be responsible to the extent of any liability for such third party claims. In the event that the proceeds in the trust account are reduced below $10.20 per share in the event we redeem our public shares for a per share pro rata portion of the trust account, or upon our liquidation and Messrs. Menkes, Oster, Mills and Dion assert that they are unable to satisfy their obligations or that they have no indemnification obligations related to a particular claim, our independent directors, if any, would determine whether to take legal action against Messrs. Menkes, Oster, Mills and Dion to enforce their indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Messrs. Menkes, Oster, Mills and Dion to enforce their indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the (i) per share redemption price or (ii) per share liquidation price will not be less than $10.20 per share.

In order to meet our working capital needs following the consummation of the offering, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his or her sole discretion, may be convertible into warrants of the post business transaction entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants. The holders of a majority of such warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan. The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expense incurred with the filing of any such registration statements. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist. However, we expect that the terms of such loans will not have any recourse against the trust account nor pay any interest prior to the consummation of the business transaction and be no more favorable than could be obtained by a third party.

Our chief executive officer loaned and advanced to us an aggregate of $100,862, outstanding as of March 3, 2011, to pay a portion of our expenses related to the offering, such as SEC filing fees, FINRA filing fees, blue sky fees and legal and accounting fees and expenses. The loans were repaid without interest upon the closing of the offering.

We have agreed to pay our sponsor or an affiliate of our sponsor, up to $5,000 per month for office space and general and administrative services commencing upon the date of the prospectus. We have also agreed to pay our sponsor a management fee of $10,000 per month which will be used by our sponsor to pay our President, Keith Oster, for services. This agreement commenced on June 15, 2011 and shall continue until the earliest to occur of: (i) the consummation of a business transaction or (ii) December 15, 2012 (assuming there is a three-month extension as a result of our entering into a letter of intent or definitive agreement by September 15, 2012).

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business transactions. Reimbursable out-of-pocket expenses incurred by our officers and directors will not be repaid out of proceeds held in the trust account until these proceeds are released to us upon the completion of a business transaction, provided there are sufficient funds available for reimbursement after such consummation. The financial interest of such persons could influence their motivation in selecting a target business and thus, there may be a conflict of interest when determining whether a particular business transaction is in our public stockholders’ best interest.

Other than the reimbursable out-of-pocket expenses payable to our officers and directors, and other than the management fee payable to our sponsor which is discussed above, no compensation, reimbursements, cash payments or fees of any kind, including finders, consulting fees or other similar compensation, including the issuance of any of our securities, will be paid to our sponsor, officers or directors, or to any of our or their respective affiliates prior to or with respect to a business transaction.

After the consummation of a business transaction, if any, some of our officers and directors may enter into employment agreements, the terms of which shall be negotiated and which we expect to be comparable to employment agreements with other similarly-situated companies. Further, after the consummation of a business transaction, if any, to the extent our directors remain as directors of the resulting business, we anticipate that they will receive compensation comparable to directors at other similarly-situated companies.

Item 14.  Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2011, the firm of Rothstein Kass, which we refer to as Rothstein, was our principal accountant. The following is a summary of fees paid or to be paid to Rothstein for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein in connection with regulatory filings. We paid Rothstein $50,000 in connection with our audited financials for the period from January 24, 2011 (date of inception) to February 25, 2011 and for the period from January 24, 2011 (date of inception) to June 21, 2011 and $27,000 for reviews of interim financial statements through September 30, 2011. We expect to be billed approximately $16,500 in connection with our December 31, 2011 fiscal year-end audit.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by Rothstein since our date of inception.

Tax Fees. We expect to be billed $5,000 by Rothstein for tax planning and tax advice for the year ended December 31, 2011.

All other fees. We did not pay Rothstein any fees for consulting services.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in Item 15 of Part IV below.

(3)	Exhibits

Empeiria Acquisition Corp.

(a development stage company)

Index to Financial Statements

December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Empeiria Acquisition Corp.

We have audited the accompanying balance sheet of Empeiria Acquisition Corp. (a development stage company) (the “Company”) as of December 31, 2011 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from January 24, 2011 (date of inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011, and the results of its operations and its cash flows for the period from January 24, 2011 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey

March 14, 2012

Empeiria Acquisition Corp.

(a development stage company)

BALANCE SHEET

December 31, 2011
ASSETS
Current Assets:
Cash	$757,889
Prepaid Expenses	47,500
Investments Held in Trust Account	61,201,486
Total Assets	$62,006,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$111,665
Deferred Underwriting Compensation	900,000
Total Liabilities	1,011,665

Commitments and Contingencies

Common Stock Subject to Possible Redemption, 5,520,000 Shares (at Redemption Value)	56,304,000

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	―
Common Stock, $.0001 par value; 100,000,000 shares authorized, 8,520,000 shares issued and outstanding (5,520,000 shares subject to possible redemption)	852
Additional Paid-in Capital	5,038,229
Deficit Accumulated During Development Stage	(347,871)
Total Stockholders’ Equity	4,691,210
Total Liabilities and Stockholders’ Equity	$62,006,875

The accompanying notes are an integral part of the financial statements.

Empeiria Acquisition Corp.

(a development stage company)

STATEMENT OF OPERATIONS

	Period from January 24, 2011 (date of inception) to December 31, 2011
Revenue	$	―
General and Administrative Expenses		349,356
Loss from Operations		(349,356)
Interest and Dividend Income		1,485
Net Loss Attributable to Common Shares Outstanding		$(347,871)
Weighted Average Number of Common Shares Outstanding, basic and diluted		5,917,126
Net Loss Per Share Outstanding, basic and diluted		$(0.06)

Two-Class Method:

Weighted Average Number of Common Shares Outstanding Subject to Possible Redemption		3,124,223
Net Loss Per Common Share for Shares Subject to Possible Redemption		$0.00

Weighted Average Number of Common Shares Outstanding, Excluding Shares Subject to Possible Redemption		2,792,903
Net Loss Per Common Share, Excluding Shares Subject to Possible Redemption, basic and diluted		$(0.12)

The accompanying notes are an integral part of the financial statements.

Empeiria Acquisition Corp.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from January 24, 2011 (date of inception) to December 31, 2011

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock issued to initial stockholders on January 24, 2011 at approximately $0.01029 per share	2,430,000	$243	$24,757	$—	$25,000

Sale of 6,000,000 units on June 21, 2011, net of underwriters’ discount and offering expenses (including 5,520,000 shares subject to possible redemption)	6,000,000	600	57,417,481		57,418,081

Net proceeds subject to possible redemption of 5,520,000 shares			(56,304,000)		(56,304,000)

Sale of 390,000 placement units	390,000	39	3,899,961		3,900,000

Forfeiture of 300,000 common shares in connection with the underwriters’ election to not exercise the over-allotment option	(300,000)	(30)	30		―

Net loss attributable to common shares not subject to possible redemption, for the period from January 24, 2011 (date of inception) to December 31, 2011	―	―	―	(347,871)	(347,871)

Balance, December 31, 2011	8,520,000	$852	$5,038,229	$(347,871)	$4,691,210

The accompanying notes are an integral part of the financial statements.

Empeiria Acquisition Corp.

(a development stage company)

STATEMENT OF CASH FLOWS

Period from January 24, 2011 (date of inception) to December 31, 2011
Cash Flows from Operating Activities
Net Loss	$(347,871)
Increase in Prepaid Expenses	(47,500)
Increase in Accounts Payable and Accrued Expenses	111,665
Net Cash Used in Operating Activities	(283,706)

Cash Flows from Investing Activities
Change in Investments Held in Trust Account	(61,201,486)
Cash Used in Investing Activities	(61,201,486)

Cash Flows from Financing Activities
Proceeds from Notes Payable, Officer	100,862
Repayment of Notes Payable, Officer	(100,862)
Proceeds from Public Offering	60,000,000
Proceeds from Sale of Placement Units to Sponsor	3,900,000
Proceeds from Sale of Common Stock to Initial Stockholders	25,000
Proceeds from Sale of Underwriters’ Purchase Option	100
Payment of Offering Costs	(1,682,019)
Net Cash Provided by Financing Activities	62,243,081

Net Increase in Cash	757,889
Cash at Beginning of the Period	―
Cash at End of the Period	$757,889

Supplemental Disclosure of Non-cash Transactions:
Deferred Underwriting Compensation	$900,000

The accompanying notes are an integral part of the financial statements.

Empeiria Acquisition Corp.

(a development stage company)

NOTES TO FINANCIAL STATEMENTS

For the Period from January 24, 2011 (date of inception) to December 31, 2011

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

 Empeiria Acquisition Corp. (the “company”) was incorporated in Delaware on January 24, 2011. The company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business transaction, one or more operating businesses or assets (an “initial business transaction”). The company has neither engaged in any operations nor generated any revenues to date. The company intends to focus on identifying a prospective target business or asset with which to consummate an initial business transaction. All activity through December 31, 2011 relates to the company’s formation, the private placements and initial public offering (the “public offering”), and following the public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters.  The company has selected December 31 as its fiscal year end.

The registration statement for the company’s public offering was declared effective on June 15, 2011.  On June 21, 2011, the company consummated its public offering of 6,000,000 units, with each unit consisting of one share of its common stock and one warrant to purchase one share of its common stock (Note 3).  The shares of common stock sold as part of the units in the public offering are referred to herein as “public shares.”  On June 15, 2011, the company completed a private placement of 390,000 units (the “placement units”) to Empeiria Investors LLC, a Delaware limited liability company (the “sponsor”), with each placement unit consisting of one share of common stock and a warrant to purchase one share of common stock. The company received gross proceeds from the public offering of $63,900,000 before deducting underwriters’ compensation of $1,175,000 (total compensation of $1,200,000 less an initial $25,000 advance) and including $3,900,000 received for the purchase of 390,000 units by the sponsor.  On January 24, 2011, the company completed a private placement of 2,430,000 shares of its common stock (the “initial shares”) to the initial stockholders, including the company’s sponsor, officers and directors.  The private placements of the initial shares and the placement units are collectively referred herein to as the “private placements” (Note 4). On July 29, 2011, 300,000 of the initial shares were forfeited upon the decision of the underwriters not to exercise the over-allotment option (Note 5).

Upon the closing of the public offering and the private placement in June 2011, $61,200,000 of net proceeds was placed into a trust account (the “trust account”) with Continental Stock Transfer & Trust Company, serving as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Except for a portion of the interest income that may be released to the company to pay any taxes and to fund working capital requirements, none of the funds held in trust will be released from the trust account until the earlier of (i) the consummation of an initial business transaction, (ii) the redemption of the shares sold in the public offering if the company is unable to consummate a business transaction by September 15, 2012 (or December 15, 2012 if it executes a letter of intent or definitive agreement by September 15, 2012 and such business combination is not consummated by September 15, 2012) or (iii) the company’s liquidation (if no redemption occurs), other than as otherwise disclosed in these notes to financial statements.

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

Upon the consummation of the initial business transaction, subject to certain limitations, the company will provide its stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes. The company intends to consummate the initial business transaction and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and will file tender offer documents with the Securities and Exchange Commission (the “SEC”). If, however, a stockholder vote is required by law, or the company decides to hold a stockholder vote for business or legal reasons, it will conduct the redemptions in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the company holds a stockholder vote, public stockholders voting in favor of the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less taxes and amounts released to the company for working capital purposes, but public stockholders voting against the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account excluding any amounts representing interest earned on the trust account, less taxes and amounts released for working capital purposes. Regardless of whether the company holds a stockholder vote or a tender offer in connection with an initial business transaction, public stockholders will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (in some instances) but less taxes payable plus amounts released to fund working capital requirements and any amounts used for purchasing public shares. The company will consummate an initial business transaction only if holders of no more than 92% of its public shares elect to redeem their shares and, solely if it seeks stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business transaction. As a result, the company has recorded the 5,520,000 public shares subject to redemption at their aggregate redemption value of $56,304,000 and classified them as temporary equity at December 31, 2011, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidation

If the company does not consummate an initial business transaction by September 15, 2012 (or December 15, 2012 if it executes a letter of intent or definitive agreement by September 15, 2012 and such business transaction is not consummated by September 15, 2012), it will (i) cease all operations except for the purpose of winding up, (ii) redeem its public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the company’s remaining stockholders and board of directors, dissolve and liquidate as part of its plan of dissolution and liquidation. The company will pay the costs of liquidation from its remaining assets outside of the trust account. If such funds are insufficient, the company’s sponsor has agreed to advance the funds necessary to pay any and all costs involved or associated with the process of liquidation and the return of the funds in the trust account to the public stockholders (currently anticipated to be no more than approximately $30,000).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Development Stage Company

The company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of December 31, 2011, the company had not commenced operations or generated revenue. All activity through December 31, 2011 relates to the company’s formation, the private placements and the public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters. The company will not generate any operating revenues until after the completion of an initial business transaction, at the earliest. The company generates non-operating income in the form of interest income on the trust account.

Net Loss Per Common Share

The company complies with the accounting and disclosure requirements of FASB ASC 260 “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the public offering and the private placement in June 2011, as calculated using the treasury stock method. As the company reported a net loss for the period from January 24, 2011 (date of inception) to December 31, 2011, the effect of the 6,390,000 warrants (including 390,000 placement warrants included in the placement units issued to the sponsor in the private placement in June 2011) has not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

The company’s statement of operations includes a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for the maximum number of shares subject to possible redemption is calculated by dividing the income, net of applicable income taxes and franchise taxes, attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.

Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statement of operations. Interest income is recognized when earned.

Redeemable Common Stock

As discussed in Note 1, the 6,000,000 common shares sold as part of the public offering contain a redemption feature which allows for the redemption of common shares under the company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480 “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. In connection with the consummation of an initial business transaction, the company may redeem up to 92% of the shares sold in the public offering.

The company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at December 31, 2011, 5,520,000 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less taxes and amounts released for working capital purposes (approximately $10.20 per share at December 31, 2011).

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

The company has the following deferred tax assets and liabilities at December 31, 2011:

December 31, 2011
Non-current assets and liabilities:
Net operating loss carryforwards	$41,000
Amortizable start-up costs	101,000
142,000
Valuation allowance	(142,000)

Net non-current deferred tax asset	$-

The company has net operating losses amounting to approximately $103,000 that expire in 2032. The ultimate realization of the net operating losses is dependent upon future taxable income, if any, of the company and may be limited in any one period by alternative minimum tax rules. Although management believes that the company will have sufficient future taxable income to absorb the net operating loss carryovers before the expiration of the carryover period, current economic conditions impose additional profitability risks that are beyond the company’s control. Accordingly, management has determined that a full valuation allowance of the deferred tax asset is appropriate at this time.

Internal Revenue Code Section 382 imposes limitations on the use of net operating loss carryovers when the stock ownership of one or more 5% shareholders (shareholders owning 5% or more of the company’s outstanding capital stock) has increased by more than 50 percentage points. Management cannot control the ownership changes occurring as a result of public trading of the company’s common stock. Accordingly, there is a risk of an ownership change beyond the control of the company that could trigger a limitation of the use of the loss carryover.

The company established a valuation allowance of $142,000 as of December 31, 2011, which fully offsets the deferred tax assets of $142,000. The deferred tax asset results from applying an effective combined federal and state tax rate of 40% to start-up costs of approximately $252,500 and net operating losses of approximately $102,500. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

The statutory Federal income tax rate and the effective rate are reconciled as follows:

Year Ended December 31, 2011
Statutory Federal income tax rate	34%
State and local taxes, net of Federal tax benefit	6%
Valuation allowance	-40%
0%

The company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the company recording a tax liability that reduces ending retained earnings. Based on its analysis, the company has determined that it has not incurred any liability for unrecognized tax benefits as of December 31, 2011. The company’s conclusions may be subject to review and adjustment at a later date based on factors including, but are not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof. The company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period from January 24, 2011 (date of inception) to December 31, 2011.

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

3. PUBLIC OFFERING

On June 21, 2011, the company sold 6,000,000 units at a purchase price of $10.00 per unit. Each unit consists of (i) one share of the company’s common stock, $0.0001 par value (“common stock”), and (ii) one warrant to purchase one share of common stock (“warrant”). Each warrant entitles the holder to purchase one share of common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of an initial business transaction and June 15, 2012 and will expire five years from the date of the initial business transaction, or earlier upon redemption or liquidation. The company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ prior written notice after the warrants become exercisable, only in the event that the last sales price of the common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before the notice of redemption is given. In the event that a registration statement is not effective at the time of exercise, the holders of the warrants shall not be entitled to exercise such warrants (except on a cashless basis under certain circumstances) and in no event (whether in the case of a registration statement not being effective or otherwise) will the company be required to net cash settle the warrants and the warrants will expire worthless.

The company paid an underwriting discount of 2.0% of the per unit public offering price to the underwriters at the closing of the public offering, with an additional deferred corporate finance fee of 1.5% of the gross offering proceeds payable to Cohen & Company Capital Markets, LLC (“Cohen & Company”), the representative of the underwriters upon the company’s consummation of an initial business transaction.

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

4. RELATED PARTY TRANSACTIONS

 Private Placements

On January 24, 2011, the company issued to its sponsor in a private placement 2,430,000 shares of restricted common stock for an aggregate purchase price of $25,000 (the “initial shares”). As of May 2, 2011, the sponsor sold, at cost, an aggregate of 607,500 of such initial shares to its officers and directors or affiliates of its officers and directors. These shares included up to 300,000 shares of common stock subject to forfeiture if the underwriters’ over-allotment option is not exercised. All 300,000 shares of common stock were forfeited on July 29, 2011 upon the decision of the underwriters not to exercise the over-allotment option (see Note 5).

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

On June 15, 2011, the sponsor purchased 390,000 placement units from the company at a price of $10.00 per unit, each placement unit consisting of one share of common stock and a warrant to purchase one share of common stock (“placement warrants”) for an aggregate purchase price of $3,900,000 in a private placement pursuant to Section 4(2) or Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). The placement warrants are identical to the warrants sold in the public offering except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis at the option of the holder; and (ii) will not be redeemable by the company so long as held by the original holders. In addition, the placement warrants and placement shares are subject to transfer restrictions until 30 days following the consummation of an initial business transaction. Since the company is not required to net-cash settle the placement warrants, the company has recorded them at fair value and classified them within stockholders’ equity as additional paid-in capital in accordance with FASB ASC 815-40.

The initial shares and the placement shares are identical to the shares of common stock included in the units being sold in the public offering except that (i) the initial shares and the placement shares are subject to certain transfer restrictions as described above, and (ii) the sponsor and its permitted transferees have agreed not to redeem any shares of common stock held by them in connection with the consummation of an initial business transaction, and have also waived their rights to participate in any redemption with respect to their initial shares and the placement shares if the company fails to consummate an initial business transaction. However, the sponsor, officers and directors will be entitled to redeem any public shares they acquire in or after the public offering in the event the company fails to consummate an initial business transaction within the required time period.

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

The company’s initial stockholders and their permitted transferees are entitled to registration rights pursuant to a registration rights agreement entered into with the company on June 15, 2011. Such holders are entitled to demand registration rights and certain “piggy-back” registration rights with respect to the initial shares, the placement shares, the placement warrants and the shares of common stock underlying the placement warrants, commencing after the expiration of their respective transfer restriction period.

Note Payables to Officer

On February 25, 2011 and March 3, 2011, the company issued unsecured promissory notes to an officer of the company in the amounts of $50,862 and $50,000, respectively, in consideration of the payment by such officer of various organizational and public offering expenses on the company’s behalf and a direct loan made by such officer to the company.  These notes were repaid on June 21, 2011.

Administrative Services

The company has agreed to pay its sponsor or an affiliate of its sponsor up to $5,000 per month for office space and general and administrative services. The company has also agreed to pay its sponsor a management fee of $10,000 per month which is used by the sponsor to pay the company’s president for services. This agreement shall continue until the earlier to occur of: (i) an initial business transaction and (ii) September 15, 2012 (or December 15, 2012 if the company executes a letter of intent or definitive agreement by September 15, 2012 and such business combination is not consummated by September 15, 2012). For the period from January 24, 2011 (date of inception) to December 31, 2011, an aggregate of $90,000 in payments for administrative services and management fees were made.

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

The company has committed to pay a deferred corporate finance fee of 1.5% of the gross offering proceeds to Cohen & Company upon the company’s consummation of an initial business transaction. The deferred corporate finance fee of $900,000 is reflected in the accompanying balance sheet. Cohen & Company will not be entitled to any interest accrued on the deferred corporate finance fee. Cohen & Company will not be entitled to such fee if the company fails to consummate the initial business transaction.

6. INVESTMENTS HELD IN TRUST ACCOUNT

Upon the closing of the public offering and the private placement of 390,000 placement units, a total of $61,200,000 was placed in the trust account. As of December 31, 2011, investments held in the trust account consisted of $61,199,721 in U.S. government Treasury bills with a maturity of 180 days or less and another $1,765 in cash. The carrying amount for the U.S. government Treasury bills, excluding accrued interest income, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2011 was as follows:

	Carrying Amount	Gross Unrealized Holding Gains (Losses)	Fair Value
Held-to-maturity:
United States Treasury Securities	$61,199,721	$111	$61,199,832

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

The following table presents information about the company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2011 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$61,199,832	$61,199,832	$	―	$	―

8. STOCKHOLDERS’ EQUITY

Common Stock

The company is authorized to issue 100,000,000 shares of common stock. Holders of the company’s common stock are entitled to one vote for each share. At December 31, 2011, there were 8,520,000 shares of common stock outstanding.  On June 13, 2011, the company effectuated a 0.75625-for-1 reverse stock split. On June 15, 2011, the company effectuated an approximately 0.80331-for-1 reverse stock split. Unless otherwise stated, all share amounts, weighted average amounts and earnings per share amounts have been restated to reflect the retroactive effect of the reverse stock splits.

Preferred Stock

The company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At December 31, 2011, the company has not issued any shares of preferred stock.

Exhibits.

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

3.1	Second Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

4.1	Warrant Agreement, dated June 15, 2011, by and between Empeiria Acquisition Corp. and Continental Stock Transfer & Trust Company (1)

4.2	Unit Purchase Option (2)

10.1	Investment Management Trust Agreement, dated June 15, 2011, by and between Empeiria Acquisition Corp. and Continental Stock Transfer & Trust Company (1)

10.2	Registration Rights Agreement, dated June 15, 2011, by and among Empeiria Acquisition Corp. and the securityholders named therein (1)

10.3	Letter Agreement, dated as of June 15, 2011, among the Company, Empeiria Acquisition Corp., and each of the directors and officers of the Registrant (1)

10.4	Second Amended and Restated Unit Subscription Agreement, among the Company and the Sponsor, dated June 15, 2011 (1)

10.5	Securities Subscription Agreement, dated January 24, 2011 (3)

10.6	Amendment No. 1 to Securities Subscription Agreement, dated June 15, 2011 (1)

10.7	Promissory Note, dated March 3, 2011 issued to Alan B. Menkes in the amount of $50,000. (3)

10.8	Letter Agreement between Empeiria Investors LLC and Registrant regarding administrative support. (2)

10.9	Form of Indemnity Agreement for officers and directors. (2)

10.10	Underwriting Agreement, dated June 15, 2011, by and between Empeiria Acquisition Corp. and Cohen & Company Capital Markets, LLC as representative of the underwriters (1)

14.1	Code of Business and Ethics. (1)

23.1	Consent of Rothstein Kass

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Calculation Linkbase

101.LAB*	XBRL Taxonomy Label Linkbase

101.PRE*	XBRL Definition Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission June 15, 2011.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on May 2, 2011
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on March 4, 2011

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 20, 2012

Empeiria acquisition corp.

By:	/s/ Alan B. Menkes
Name: Alan B. Menkes
Title: Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Alan B. Menkes Alan B. Menkes	Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2012

/s/ Joseph Fong Joseph Fong	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	March 20, 2012

/s/ Keith E. Oster Keith E. Oster	President and Director	March 20, 2012

/s/ James N. Mills James N. Mills	Chairman of the Board	March 20, 2012

/s/ Barry Brigman Barry Brigman	Director	March 20, 2012

/s/ Michael Dion Michael Dion	Executive Vice President and Director	March 20, 2012