Form 10-Q
period 2012-03-31
Empeiria Acquisition Corp
filed 2012-05-14
CIK 1514418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 9, 2012, there were 8,520,000 shares of Company’s common stock issued and outstanding.

EMPEIRIA ACQUISITION CORP.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION	1

ITEM 1.	INTERIM FINANCIAL STATEMENTS	1

	Interim Balance Sheets	1
	Interim Statements of Operations	2
	Statement of Changes in Stockholders’ Equity	3
	Interim Statements of Cash Flows	4
	Notes to Interim Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

	Special Note Regarding Forward-Looking Statements	12
	Overview	13
	Results of Operations	13
	Related Party Transactions	13
	Liquidity and Capital Resources	13
	Significant Accounting Policies	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION	17

ITEM 1.	LEGAL PROCEEDINGS	17
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	17
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	17
ITEM 4.	MINE SAFETY AND DISCLOSURES	17
ITEM 5.	OTHER INFORMATION	17
ITEM 6.	EXHIBITS	17

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Empeiria Acquisition Corp.

(a development stage company)

BALANCE SHEETS

	March 31, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets:
Cash	$589,860	$757,889
Prepaid Expenses	23,750	47,500
Investments Held in Trust Account	61,209,160	61,201,486
Total Assets	$61,822,770	$62,006,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	$81,800	$111,665
Deferred Underwriting Compensation	900,000	900,000
Total Liabilities	981,800	1,011,665

Commitments and Contingencies

Common Stock Subject to Possible Redemption, 5,520,000 Shares (at Redemption Value)	56,304,000	56,304,000

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	―	―
Common Stock, $.0001 par value; 100,000,000 shares authorized, 8,520,000 shares issued and outstanding (5,520,000 shares subject to possible redemption)	852	852
Additional Paid-in Capital	5,038,229	5,038,229
Deficit Accumulated During Development Stage	(502,111)	(347,871)
Total Stockholders’ Equity	4,536,970	4,691,210
Total Liabilities and Stockholders’ Equity	$61,822,770	$62,006,875

The accompanying notes are an integral part of the unaudited financial statements.

Empeiria Acquisition Corp.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,				Period from January 24, 2011 (date of inception)
	2012		2011		to March 31, 2012

Revenue	$	―	$	―	$ ―
General and Administrative Expenses		161,915		862	511,271
Loss from Operations		(161,915)		(862)	(511,271)
Interest and Dividend Income		7,675		―	9,160
Net Loss Attributable to Common Shares Outstanding		$(154,240)		$(862)	$(502,111)
Weighted Average Number of Common Shares Outstanding, basic and diluted		8,520,000		2,430,000	6,465,417
Net Loss Per Share Outstanding, basic and diluted		$(0.02)		$(0.00)	$(0.08)

Two-Class Method:

Weighted Average Number of Common Shares Outstanding Subject to Possible Redemption		5,520,000		―	3,628,889
Net Loss Per Common Share for Shares Subject to Possible Redemption		$(0.00)	$	―	$(0.00)

Weighted Average Number of Common Shares Outstanding, Excluding Shares Subject to Possible Redemption		3,000,000		2,430,000	2,836,528
Net Loss Per Common Share, Excluding Shares Subject to Possible Redemption, basic and diluted		$(0.05)		$(0.00)	$(0.18)

The accompanying notes are an integral part of the unaudited financial statements.

Empeiria Acquisition Corp.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from January 24, 2011 (date of inception) to March 31, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock issued to initial stockholder on January 24, 2011 at approximately $0.01029 per share	2,430,000	$243	$24,757	$ ―	$25,000

Sale of 6,000,000 units on June 21, 2011, net of underwriters’ discount and offering expenses (including 5,520,000 shares subject to possible redemption)	6,000,000	600	57,417,481	―	57,418,081

Net proceeds subject to possible redemption of 5,520,000 shares	―	―	(56,304,000)	―	(56,304,000)

Sale of 390,000 placement units	390,000	39	3,899,961	―	3,900,000

Forfeiture of 300,000 common shares in connection with the underwriters’ election to not exercise the over-allotment option	(300,000)	(30)	30	―	―

Net loss attributable to common shares not subject to possible redemption, for the period from January 24, 2011 (date of inception) to December 31, 2011	―	―	―	(347,871)	(347,871)

Balance, December 31, 2011 (audited)	8,520,000	$852	$5,038,229	$(347,871)	$4,691,210

Net loss attributable to common shares not subject to possible redemption, for the three months ended March 31, 2012	―	―	―	(154,240)	(154,240)

Balance, March 31, 2012 (unaudited)	8,520,000	$852	$5,038,229	$(502,111)	$4,536,970

The accompanying notes are an integral part of the unaudited financial statements.

Empeiria Acquisition Corp.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,				Period from January 24, 2011 (date of inception)
	2012		2011		to March 31, 2012
Cash Flows from Operating Activities
Net Loss		$(154,240)		$(862)	$(502,111)
(Increase) Decrease in Prepaid Expenses		23,750		―	(23,750)
Increase (Decrease) in Accounts Payable and Accrued Expenses		(29,864)		―	81,800
Net Cash Used in Operating Activities		(160,354)		(862)	(444,061)

Cash Flows from Investing Activities
Change in Investments Held in Trust Account		(7,675)		―	(61,209,160)
Cash Used in Investing Activities		(7,675)		―	(61,209,160)

Cash Flows from Financing Activities
Proceeds from Notes Payable, Officer		―		100,862	100,862
Repayment of Notes Payable, Officer		―		―	(100,862)
Proceeds from Public Offering		―		―	60,000,000
Proceeds from Sale of Placement Units to Sponsor		―		―	3,900,000
Proceeds from Sale of Common Stock to Initial Stockholders		―		25,000	25,000
Proceeds from Sale of Underwriters’ Purchase Option		―		―	100
Payment of Offering Costs		―		(116,087)	(1,682,019)
Net Cash Provided by Financing Activities		―		9,775	62,243,081

Net Increase (Decrease) in Cash		(168,029)		8,913	589,860
Cash at Beginning of the Period		757,889		―	―
Cash at End of the Period		$589,860		$8,913	$589,860

Supplemental Disclosure of Non-Cash Transactions:
Offering Costs Included in Accrued Expenses	$	―		$29,903	$ ―
Deferred Underwriting Compensation	$	―	$	―	$900,000

The accompanying notes are an integral part of the unaudited financial statements.

Empeiria Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the Period from January 24, 2011 (date of inception) to March 31, 2012

(Unaudited)

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Empeiria Acquisition Corp. (the “company”) was incorporated in Delaware on January 24, 2011. The company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business transaction, one or more operating businesses or assets (an “initial business transaction”). The company has neither engaged in any operations nor generated any revenues to date. The company intends to focus on identifying a prospective target business or asset with which to consummate an initial business transaction. All activity through March 31, 2012 relates to the company’s formation, the private placements and initial public offering (the “public offering”), the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters.  The company has selected December 31 as its fiscal year end.

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

Upon the closing of the public offering and the private placement in June 2011, $61,200,000 of net proceeds was placed into a trust account (the “trust account”) with Continental Stock Transfer & Trust Company serving as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Except for a portion of the interest income that may be released to the company to pay any taxes and to fund working capital requirements, none of the funds held in trust will be released from the trust account until the earlier of (i) the consummation of an initial business transaction, (ii) the redemption of the shares sold in the public offering if the company is unable to consummate a business transaction by September 15, 2012 (or December 15, 2012 if it executes a letter of intent or definitive agreement by September 15, 2012) or (iii) the company’s liquidation (if no redemption occurs), other than as otherwise disclosed in these notes to interim financial statements.

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

Upon the consummation of the initial business transaction, subject to certain limitations, the company will provide its stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes. The company intends to consummate the initial business transaction and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and will file tender offer documents with the Securities and Exchange Commission (the “SEC”). If, however, a stockholder vote is required by law, or the company decides to hold a stockholder vote for business or legal reasons, it will conduct the redemptions in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the company holds a stockholder vote, public stockholders voting in favor of the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less taxes and amounts released to the company for working capital purposes, but public stockholders voting against the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account excluding any amounts representing interest earned on the trust account, less taxes and amounts released for working capital purposes. Regardless of whether the company holds a stockholder vote or a tender offer in connection with an initial business transaction, public stockholders will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (in some instances) but less taxes payable plus amounts released to fund working capital requirements and any amounts used for purchasing public shares. The company will consummate an initial business transaction only if holders of no more than 92% of its public shares elect to redeem their shares and, solely if it seeks stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business transaction. As a result, the company has recorded the 5,520,000 public shares subject to redemption at their aggregate redemption value of $56,304,000 and classified them as temporary equity at March 31, 2012 and December 31, 2011, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Going Concern Consideration

If the company does not consummate an initial business transaction by September 15, 2012 (or December 15, 2012 if it executes a letter of intent or definitive agreement by September 15, 2012 and such business transaction is not consummated by September 15, 2012), it will (i) cease all operations except for the purpose of winding up, (ii) redeem its public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the company’s remaining stockholders and board of directors, dissolve and liquidate as part of its plan of dissolution and liquidation. The company will pay the costs of liquidation from its remaining assets outside of the trust account. If such funds are insufficient, the company’s sponsor has agreed to advance the funds necessary to pay any and all costs involved or associated with the process of liquidation and the return of the funds in the trust account to the public stockholders (currently anticipated to be no more than approximately $30,000). This mandatory liquidation and subsequent dissolution raises substantial doubt about the company’s ability to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s 2011 Annual Report on Form 10-K filed with the SEC on March 21, 2012. The accompanying interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2012 and the results of operations for the period from January 24, 2011 (date of inception) to March 31, 2012. The balance sheet as of December 31, 2011, as presented herein, was derived from the company’s audited financial statements as reported in previous filings with the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

Development Stage Company

The company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of March 31, 2012, the company had not commenced operations or generated revenue. All activity through March 31, 2012 relates to the company’s formation, the private placements and the public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters. The company will not generate any operating revenues until after the completion of an initial business transaction at the earliest. The company generates non-operating income in the form of interest income on the trust account.

Net Loss Per Common Share

The company complies with the accounting and disclosure requirements of FASB ASC 260 “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the public offering and the private placement in June 2011, as calculated using the treasury stock method. As the company reported net losses for the three months ended March 31, 2012 and March 31, 2011, and the period from January 24, 2011 (date of inception) to March 31, 2012, the effect of the 6,390,000 warrants (including 390,000 placement warrants included in the placement units issued to the sponsor in the private placement in June 2011) has not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

The company’s interim statements of operations include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for the maximum number of shares subject to possible redemption is calculated by dividing the income, net of applicable income taxes and franchise taxes, attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.

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

The company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be effected by charges against paid-in capital. Accordingly, at March 31, 2012 and December 31, 2011, 5,520,000 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less taxes and amounts released for working capital purposes (approximately $10.20 per share at March 31, 2012).

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

The company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the company recording a tax liability that reduces ending retained earnings. Based on its analysis, the company has determined that it has not incurred any liability for unrecognized tax benefits as of March 31, 2012 and December 31, 2011. The company’s conclusions may be subject to review and adjustment at a later date based on factors including, but are not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof. The company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period from January 24, 2011 (date of inception) to March 31, 2012.

The company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Offering Costs

Offering costs related to the public offering and the private placements, totaling $2,581,919 (including $1,200,000 of underwriting fees paid at closing and $900,000 of deferred underwriting compensation) through the balance sheet date were charged to stockholders’ equity upon the completion of the public offering.

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair values of the company’s financial instruments, including cash, approximate their carrying amounts represented on the interim balance sheets.

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

The company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the public offering, with an additional corporate finance fee of 1.5% of the gross offering proceeds payable to The PrinceRidge Group LLC (“PrinceRidge”), the successor company to Cohen & Company Capital Markets, LLC (“Cohen & Company”), the representative of the underwriters, upon the company’s consummation of an initial business transaction.

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

Administrative Services

The company has agreed to pay its sponsor or an affiliate of its sponsor $5,000 per month for office space and general and administrative services. The company has also agreed to pay its sponsor a management fee of $10,000 per month which is used by the sponsor to pay the company’s president for services. This agreement shall continue until the earlier to occur of: (i) an initial business transaction and (ii) September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012 and such business transaction is not consummated by September 15, 2012). For the three months ended March 31, 2012, an aggregate of $45,000 in payments for administrative services and management fees were made, compared to no payments made for the three months ended March 31, 2011. For the period from January 24, 2011 (date of inception) to March 31, 2012, an aggregate of $135,000 in payments for administrative services and management fees were made.

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

The company has committed to pay a deferred corporate finance fee of 1.5% of the gross offering proceeds to PrinceRidge upon the company’s consummation of an initial business transaction. The deferred corporate finance fee of $900,000 is reflected in the accompanying interim balance sheets. PrinceRidge will not be entitled to any interest accrued on the deferred corporate finance fee. PrinceRidge will not be entitled to such fee if the company fails to consummate the initial business transaction.

6. INVESTMENTS HELD IN TRUST ACCOUNT

Upon the closing of the public offering and the private placement of 390,000 placement units, a total of $61,200,000 was placed in the trust account. Investments held in the trust account consisted of $61,184,189 in U.S. government Treasury bills with a maturity of 180 days or less and another $24,971 in cash as of March 31, 2012, and $61,199,721 in U.S. government Treasury bills with a maturity of 180 days or less and another $1,765 in cash as of December 31, 2011. The carrying amounts for the U.S. government Treasury bills, excluding accrued interest income, gross unrealized holding losses and fair value of held-to-maturity securities at March 31, 2012 and December 31, 2011 were as follows:

	Carrying Amount	Gross Unrealized Holding Gains (Losses)	Fair Value
Held-to-maturity:
U.S. Treasury Securities – March 31, 2012	$61,184,189	$(2,889)	$61,181,300
U.S. Treasury Securities – December 31, 2011	61,199,721	111	61,199,832

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

The following table presents information about the company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities – March 31, 2012	$61,181,300	$61,181,300	$	―	$	―
U.S. Treasury Securities – December 31, 2011	61,199,832	61,199,832		―		―

8. STOCKHOLDERS’ EQUITY

Common Stock

The company is authorized to issue 100,000,000 shares of common stock. Holders of the company’s common stock are entitled to one vote for each share. At March 31, 2012 and December 31, 2011, there were 8,520,000 shares of common stock outstanding.  On June 13, 2011, the company effectuated a 0.75625-for-1 reverse stock split. On June 15, 2011, the company effectuated an approximately 0.80331-for-1 reverse stock split. Unless otherwise stated, all share amounts, weighted average amounts and earnings per share amounts have been restated to reflect the retroactive effect of the reverse stock splits.

Preferred Stock

The company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At March 31, 2012 and December 31, 2011, the company has not issued any shares of preferred stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity through March 31, 2012 relates to our formation, our private placements and public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters. Since the completion of our public offering, we have not generated any operating revenues and will not until after completion of our initial business transaction, at the earliest. We generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities. We incur expenses related to being a public company (for legal, financial reporting, accounting and auditing compliance) as well as for due diligence.

For the three months ended March 31, 2012, we had a net loss of $154,240 consisting of expenses of $161,915 offset by interest income earned in the trust account of $7,675, compared to a net loss of $862 during the three months ended March 31, 2011. For the period from January 24, 2011 (date of inception) to March 31, 2012, we had a net loss of $502,111 consisting of expenses of $511,271 offset by interest income earned in the trust account of $9,160.

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

Liquidity and Capital Resources

On June 21, 2011, we consummated our public offering of 6,000,000 units at a price of $10.00 per unit. On June 15, 2011, we completed a private placement of 390,000 placement units to Empeiria Investors LLC, our sponsor, for an aggregate purchase price of $3,900,000. We received gross proceeds of $63,900,000 before deducting underwriters’ compensation of $1,175,000 (total compensation of $1,200,000 less an initial $25,000 advance) and other offering costs. Upon the closing of the public offering and the private placement in June 2011, $61,200,000 was placed into a trust account. As of March 31, 2012, investments in our trust account consisted of $61,184,189 in U.S. government Treasury bills with a maturity of 180 days or less and another $24,971 in cash.

As of March 31, 2012, we had cash of $589,860 in a bank account, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

For the three months ended March 31, 2012, we used cash of $168,029 which was attributable to a net loss for the period of $154,240, a $23,750 increase in cash related to a decrease in prepaid insurance expense, a $29,864 decrease in cash related to a decrease in accounts payable and accrued expenses, and a $7,675 decrease in cash related to an increase in investments held in trust account. Adding the net cash decrease of $168,029 to our cash balance at December 31, 2011 of $757,889, we ended the period at March 31, 2012 with a cash balance of $589,860.

For the period from June 21, 2011 (date of completion of our public offering) to March 31, 2012, we disbursed an aggregate of $490,118 out of the proceeds of our public offering not held in the trust account for general corporate expenses, including obtaining directors’ and officers’ insurance covering a 12-month period ending June 16, 2012 at a cost of $95,000 (with a prepaid balance at March 31, 2012 of $23,750) and payment of an aggregate of $135,000 in administrative services and management fees to our sponsor.

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

If we do not consummate an initial business transaction by September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012 and such business transaction is not consummated by September 15, 2012), we will (i) cease all operations except for the purpose of winding up, (ii) redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of our remaining stockholders and board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has agreed to advance the funds necessary to pay any and all costs involved or associated with the process of liquidation and the return of the funds in the trust account to the public stockholders (currently anticipated to be no more than approximately $30,000). This mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

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

Significant Accounting Policies

We have identified the following as our significant accounting policies:

Development Stage Company

The company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of March 31, 2012, the company had not commenced operations or generated revenue. All activity through March 31, 2012 relates to the company's formation, the private placements and the public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters. The company will not generate any operating revenues until after the completion of an initial business transaction at the earliest. The company generates non-operating income in the form of interest income on the trust account.

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

The company's statements of operations include a presentation of income per share for common stock subject to possible redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for the maximum number of shares subject to possible redemption is calculated by dividing the income, net of applicable income taxes and franchise taxes, attributable to common shares subject to redemption by the weighted average number of common shares subject to possible redemption.

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

The company is subject to income tax examinations by major taxing authorities since inception. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The company's management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Fair Value of Financial Instruments

Unless otherwise disclosed, the fair values of the company's financial instruments, including cash, approximate their carrying amounts represented on the balance sheet.

Off Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 4. MINE SAFETY AND DISCLOSURES

Not applicable.

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

Empeiria Acquisition Corp.

Dated: May 14, 2012	/s/ Alan B. Menkes
Alan B. Menkes
Chief Executive Officer
(Principal executive officer)

Dated: May 14, 2012	/s/ Joseph Fong
Joseph Fong
Chief Financial Officer and Executive Vice President
(Principal financial and accounting officer)

