Form 10-Q
period 2012-06-30
Empeiria Acquisition Corp
filed 2012-08-09
CIK 1514418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number:   000-54417

Empeiria Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	6770	27-5079295
(State or other jurisdiction of	(Primary Standard Industrial	(I.R.S. Employer
incorporation or organization)	Classification Code Number)	Identification Number)

142 W. 57th Street, 12th Floor
New York, NY 10019	10019
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (212) 887-1150

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

As of August 9, 2012, there were 8,520,000 shares of Company’s common stock issued and outstanding.

EMPEIRIA ACQUISITION CORP.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	INTERIM FINANCIAL STATEMENTS	1

	Balance Sheets	1
	Statements of Operations	2
	Statement of Changes in Stockholders’ Equity	3
	Statements of Cash Flows	4
	Notes to Interim Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

	Special Note Regarding Forward-Looking Statements	12
	Overview	13
	Results of Operations	13
	Related Party Transactions	13
	Liquidity and Capital Resources	13
	Significant Accounting Policies	15

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	17

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	MINE SAFETY AND DISCLOSURES	18
ITEM 5.	OTHER INFORMATION	18
ITEM 6.	EXHIBITS	18

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

Empeiria Acquisition Corp.

(a development stage company)

BALANCE SHEETS

	June 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets:
Cash	$439,326	$757,889
Prepaid Expenses	20,216	47,500
Investments Held in Trust Account	61,220,766	61,201,486
Total Assets	$61,680,308	$62,006,875

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable and Accrued Expenses	$123,079	$111,665
Deferred Underwriting Compensation	900,000	900,000
Total Liabilities	1,023,079	1,011,665

Commitments and Contingencies

Common Stock Subject to Possible Redemption, 5,520,000 Shares (at Redemption Value)	56,304,000	56,304,000

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	―	―
Common Stock, $.0001 par value; 100,000,000 shares authorized, 3,000,000 shares issued and outstanding (excluding 5,520,000 shares subject to possible redemption)	300	300
Additional Paid-in Capital	5,038,781	5,038,781
Deficit Accumulated During Development Stage	(685,852)	(347,871)
Total Stockholders’ Equity	4,353,229	4,691,210
Total Liabilities and Stockholders’ Equity	$61,680,308	$62,006,875

The accompanying notes are an integral part of the unaudited financial statements.

Empeiria Acquisition Corp.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

									Period from
	Three Months Ended				Six Months Ended				January 24, 2011
	June 30,				June 30,				(date of inception)
	2012		2011		2012		2011		to June 30, 2012
Revenue	$	―	$	―	$	―	$	―	$ ―
General and Administrative Expenses		195,347		20,840		357,262		21,702	706,618
Loss from Operations		(195,347)		(20,840)		(357,262)		(21,702)	(706,618)
Interest and Dividend Income		11,606		―		19,281		―	20,766
Net Loss Attributable to Common Shares Outstanding		$(183,741)		$(20,840)		$(337,981)		$(21,702)	$(685,852)
Weighted Average Number of Common Shares Outstanding, basic and diluted		8,520,000		3,087,692		8,520,000		2,811,210	6,822,906
Net Loss Per Share Outstanding, basic and diluted		$(0.02)		$(0.01)		$(0.04)		$(0.01)	$(0.10)

Two-Class Method:

Weighted Average Number of Common Shares Outstanding Subject to Possible Redemption		5,520,000		545,934		5,520,000		316,433	3,957,935
Net Loss Per Common Share for Shares Subject to Possible Redemption		$ ―		$ ―		$ ―		$ ―	$ ―

Weighted Average Number of Common Shares Outstanding, Excluding Shares Subject to Possible Redemption		3,000,000		2,541,758		3,000,000		2,494,777	2,864,971
Net Loss Per Common Share, Excluding Shares Subject to Possible Redemption, basic and diluted		$(0.06)		$(0.01)		$(0.11)		$(0.01)	$(0.24)

The accompanying notes are an integral part of the unaudited financial statements.

Empeiria Acquisition Corp.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from January 24, 2011 (date of inception) to June 30, 2012

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock issued to initial stockholder on January 24, 2011 at approximately $0.01029 per share	2,430,000	$243	$24,757	$ ―	$25,000

Sale of 6,000,000 units on June 21, 2011, net of underwriters’ discount and offering expenses (including 5,520,000 shares subject to possible redemption)	6,000,000	600	57,417,481	―	57,418,081

Net proceeds subject to possible redemption of 5,520,000 shares	(5,520,000)	(552)	(56,303,448)	―	(56,304,000)

Sale of 390,000 placement units	390,000	39	3,899,961	―	3,900,000

Forfeiture of 300,000 common shares in connection with the underwriters’ election to not exercise the over-allotment option	(300,000)	(30)	30	―	―

Net loss attributable to common shares not subject to possible redemption, for the period from January 24, 2011 (date of inception) to December 31, 2011	―	―	―	(347,871)	(347,871)

Balance, December 31, 2011 (audited)	3,000,000	$300	$5,038,781	$(347,871)	$4,691,210

Net loss attributable to common shares not subject to possible redemption, for the six months ended June 30, 2012	―	―	―	(337,981)	(337,981)

Balance, June 30, 2012 (unaudited)	3,000,000	$300	$5,038,781	$(685,852)	$4,353,229

The accompanying notes are an integral part of the unaudited financial statements.

Empeiria Acquisition Corp.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

				Period from
				January 24, 2011
	Six Months Ended June 30,			(date of inception)
	2012		2011	to June 30, 2012
Cash Flows from Operating Activities
Net Loss		$(337,981)	$(21,702)	$(685,852)
(Increase) Decrease in Prepaid Expenses		27,284	―	(20,216)
Increase (Decrease) in Accounts Payable and Accrued Expenses		11,415	19,313	123,079
Net Cash Used in Operating Activities		(299,282)	(2,389)	(582,989)

Cash Flows from Investing Activities
Change in Investments Held in Trust Account		(19,281)	(61,200,000)	(61,220,766)
Cash Used in Investing Activities		(19,281)	(61,200,000)	(61,220,766)

Cash Flows from Financing Activities
Proceeds from Notes Payable, Officer		―	100,862	100,862
Repayment of Notes Payable, Officer		―	(100,862)	(100,862)
Proceeds from Public Offering		―	60,000,000	60,000,000
Proceeds from Sale of Placement Units to Sponsor		―	3,900,000	3,900,000
Proceeds from Sale of Common Stock to Initial Stockholders		―	25,000	25,000
Proceeds from Sale of Underwriters’ Purchase Option		―	100	100
Payment of Offering Costs		―	(1,647,302)	(1,682,019)
Net Cash Provided by Financing Activities		―	62,277,798	62,243,081

Net Increase (Decrease) in Cash		(318,563)	1,075,409	439,326
Cash at Beginning of the Period		757,889	―	―
Cash at End of the Period		$439,326	$1,075,409	$439,326

Supplemental Disclosure of Non-Cash Transactions:
Offering Costs Included in Accrued Expenses	$	―	$25,000	$ ―
Offering Costs Included in Due to Related Parties	$	―	$9,717	$ ―
Deferred Underwriting Compensation	$	―	$900,000	$900,000

The accompanying notes are an integral part of the unaudited financial statements.

Empeiria Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the Period from January 24, 2011 (date of inception) to June 30, 2012

(Unaudited)

1.  DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

 Empeiria Acquisition Corp. (the “company”) was incorporated in Delaware on January 24, 2011. The company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business transaction, one or more operating businesses or assets (an “initial business transaction”). The company has neither engaged in any operations nor generated any revenues to date. The company intends to focus on identifying a prospective target business or asset with which to consummate an initial business transaction. All activity through June 30, 2012 relates to the company’s formation, the private placements and initial public offering (the “public offering”), the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters.  The company has selected December 31 as its fiscal year end.

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

Upon the consummation of the initial business transaction, subject to certain limitations, the company will provide its stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes. The company intends to consummate the initial business transaction and conduct the redemptions without stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and will file tender offer documents with the Securities and Exchange Commission (the “SEC”). If, however, a stockholder vote is required by law, or the company decides to hold a stockholder vote for business or legal reasons, it will conduct the redemptions in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the company holds a stockholder vote, public stockholders voting in favor of the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less taxes and amounts released to the company for working capital purposes, but public stockholders voting against the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account excluding any amounts representing interest earned on the trust account, less taxes and amounts released for working capital purposes. Regardless of whether the company holds a stockholder vote or a tender offer in connection with an initial business transaction, public stockholders will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (in some instances) but less taxes payable plus amounts released to fund working capital requirements and any amounts used for purchasing public shares. The company will consummate an initial business transaction only if holders of no more than 92% of its public shares elect to redeem their shares and, solely if it seeks stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business transaction. As a result, the company has recorded the 5,520,000 public shares subject to redemption at their aggregate redemption value of $56,304,000 and classified them as temporary equity at June 30, 2012 and December 31, 2011, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s 2011 Annual Report on Form 10-K filed with the SEC on March 21, 2012. The accompanying interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2012 and the results of operations for the period from January 24, 2011 (date of inception) to June 30, 2012. The balance sheet as of December 31, 2011, as presented herein, was derived from the company’s audited financial statements as reported in previous filings with the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

Development Stage Company

The company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of June 30, 2012, the company had not commenced operations or generated revenue. All activity through June 30, 2012 relates to the company’s formation, the private placements and the public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters. The company will not generate any operating revenues until after the completion of an initial business transaction at the earliest. The company generates non-operating income in the form of interest income on the trust account.

Net Loss Per Common Share

The company complies with the accounting and disclosure requirements of FASB ASC 260 “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the public offering and the private placement in June 2011, as calculated using the treasury stock method. As the company reported net losses for the six months ended June 30, 2012 and June 30, 2011, and the period from January 24, 2011 (date of inception) to June 30, 2012, the effect of the 6,390,000 warrants (including 390,000 placement warrants included in the placement units issued to the sponsor in the private placement in June 2011) has not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

Reclassifications

Certain reclassifications have been made to amounts previously reported for 2011 to conform to 2012 presentation. Such reclassifications have no effect on previously reported net income (loss).

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

The company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be effected by charges against the par value of common stock and paid-in capital. Accordingly, at June 30, 2012 and December 31, 2011, 5,520,000 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less taxes and amounts released for working capital purposes (approximately $10.20 per share at June 30, 2012).

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

The company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the company recording a tax liability that reduces ending retained earnings. Based on its analysis, the company has determined that it has not incurred any liability for unrecognized tax benefits as of June 30, 2012 and December 31, 2011. The company’s conclusions may be subject to review and adjustment at a later date based on factors including, but are not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof. The company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period from January 24, 2011 (date of inception) to June 30, 2012.

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

Administrative Services

The company has agreed to pay its sponsor or an affiliate of its sponsor $5,000 per month for office space and general and administrative services. The company has also agreed to pay its sponsor a management fee of $10,000 per month which is used by the sponsor to pay the company’s president for services. This agreement shall continue until the earlier to occur of: (i) an initial business transaction and (ii) September 15, 2012 (or December 15, 2012 if we execute a letter of intent or definitive agreement by September 15, 2012 and such business transaction is not consummated by September 15, 2012). For the six months ended June 30, 2012, an aggregate of $90,000 in payments for administrative services and management fees were made, compared to no payments made for the six months ended June 30, 2011. For the period from January 24, 2011 (date of inception) to June 30, 2012, an aggregate of $180,000 in payments for administrative services and management fees were made.

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

6. INVESTMENTS HELD IN TRUST ACCOUNT

Upon the closing of the public offering and the private placement of 390,000 placement units, a total of $61,200,000 was placed in the trust account. Investments held in the trust account consisted of $61,195,792 in U.S. government Treasury bills with a maturity of 180 days or less and another $24,974 in cash as of June 30, 2012, and $61,199,721 in U.S. government Treasury bills with a maturity of 180 days or less and another $1,765 in cash as of December 31, 2011. The carrying amounts for the U.S. government Treasury bills, excluding accrued interest income, gross unrealized holding losses and fair value of held-to-maturity securities at June 30, 2012 and December 31, 2011 were as follows:

	Carrying Amount	Gross Unrealized Holding Gains (Losses)	Fair Value
Held-to-maturity:
U.S. Treasury Securities – June 30, 2012	$61,195,792	$1,684	$61,197,476
U.S. Treasury Securities – December 31, 2011	61,199,721	111	61,199,832

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

The following table presents information about the company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities – June 30, 2012	$61,197,476	$61,197,476	$	―	$	―
U.S. Treasury Securities – December 31, 2011	61,199,832	61,199,832		―		―

8. STOCKHOLDERS’ EQUITY

Common Stock

The company is authorized to issue 100,000,000 shares of common stock. Holders of the company’s common stock are entitled to one vote for each share. At June 30, 2012 and December 31, 2011, there were 3,000,000 shares of common stock outstanding, excluding 5,520,000 shares subject to possible redemption.  On June 13, 2011, the company effectuated a 0.75625-for-1 reverse stock split. On June 15, 2011, the company effectuated an approximately 0.80331-for-1 reverse stock split. Unless otherwise stated, all share amounts, weighted average amounts and earnings per share amounts have been restated to reflect the retroactive effect of the reverse stock splits.

Preferred Stock

The company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At June 30, 2012 and December 31, 2011, the company has not issued any shares of preferred stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity through June 30, 2012 relates to our formation, our private placements and public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters. Since the completion of our public offering, we have not generated any operating revenues and will not until after completion of our initial business transaction, at the earliest. We generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities. We incur expenses related to being a public company (for legal, financial reporting, accounting and auditing compliance) as well as for due diligence.

For the six months ended June 30, 2012, we had a net loss of $337,981 consisting of expenses of $357,262 offset by interest income earned in the trust account of $19,281, compared to a net loss of $21,702 during the six months ended June 30, 2011. For the three months ended June 30, 2012, we had a net loss of $183,741 consisting of expenses of $195,347 offset by interest income earned in the trust account of $11,606, compared to a net loss of $20,840 during the three months ended June 30, 2011. For the period from January 24, 2011 (date of inception) to June 30, 2012, we had a net loss of $685,852 consisting of expenses of $706,618 offset by interest income earned in the trust account of $20,766.

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

Liquidity and Capital Resources

On June 21, 2011, we consummated our public offering of 6,000,000 units at a price of $10.00 per unit. On June 15, 2011, we completed a private placement of 390,000 placement units to Empeiria Investors LLC, our sponsor, for an aggregate purchase price of $3,900,000. We received gross proceeds of $63,900,000 before deducting underwriters’ compensation of $1,175,000 (total compensation of $1,200,000 less an initial $25,000 advance) and other offering costs. Upon the closing of the public offering and the private placement in June 2011, $61,200,000 was placed into a trust account. As of June 30, 2012, investments in our trust account consisted of $61,195,792 in U.S. government Treasury bills with a maturity of 180 days or less and another $24,974 in cash.

As of June 30, 2012, we had cash of $439,326 in a bank account, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

For the six months ended June 30, 2012, we used cash of $318,563 which was attributable to a net loss for the period of $337,981, a $27,284 increase in cash related to a decrease in prepaid insurance expense, a $11,415 increase in cash related to an increase in accounts payable and accrued expenses, and a $19,281 decrease in cash related to an increase in investments held in trust account. This compares to a net increase of cash of $1,075,409 during the six months ended June 30, 2011, which was attributable to a net loss for the period of $21,702, a $19,313 increase in cash related to an increase in accounts payable and accrued expenses, $63,925,100 in proceeds from our public offering, private placements and the sale of the unit purchase option, net of $61,200,000 of investments in the trust account, and the payment of $1,647,302 of offering costs. Adding the net cash decrease of $318,563 for the six months ended June 30, 2012 to our cash balance at December 31, 2011 of $757,889, we ended the period at June 30, 2012 with a cash balance of $439,326. For the period from January 24, 2011 (date of inception) to June 30, 2012, there was a net increase of cash of $439,326, which was attributable to a net loss for the period of $685,852, a $20,216 decrease in cash related to an increase in prepaid insurance expense, a $123,079 increase in cash related to an increase in accounts payable and accrued expenses, $63,925,100 in proceeds from our public offering, private placements and the sale of the unit purchase option, net of $61,220,766 of investments in the trust account, and the payment of $1,682,019 of offering costs.

For the period from June 21, 2011 (date of completion of our public offering) to June 30, 2012, we disbursed an aggregate of $629,047 out of the proceeds of our public offering not held in the trust account for general corporate expenses, including obtaining directors’ and officers’ insurance covering a 15-month period ending September 16, 2012 at a cost of $118,845 (with a prepaid balance at June 30, 2012 of $20,216) and payment of an aggregate of $180,000 in administrative services and management fees to our sponsor.

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

Significant Accounting Policies

We have identified the following as our significant accounting policies:

Development Stage Company

The company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of June 30, 2012, the company had not commenced operations or generated revenue. All activity through June 30, 2012 relates to the company's formation, the private placements and the public offering, the identification and evaluation of prospective candidates for an initial business transaction, and general corporate matters. The company will not generate any operating revenues until after the completion of an initial business transaction at the earliest. The company generates non-operating income in the form of interest income on the trust account.

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

The company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be effected by charges against the par value of common stock and paid-in capital.

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

Not applicable

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

 As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Empeiria Acquisition Corp.

Dated: August 9, 2012	/s/ Alan B. Menkes
Alan B. Menkes
Chief Executive Officer
(Principal executive officer)

Dated: August 9, 2012	/s/ Joseph Fong
Joseph Fong
Chief Financial Officer and Executive Vice President
(Principal financial and accounting officer)

