Form 10-Q
period 2012-09-30
Empeiria Acquisition Corp
filed 2012-11-15
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒

As of November 12, 2012, there were 8,520,000 shares of Company’s common stock issued and outstanding.

RELIANCE ON SECURITIES EXCHANGE COMMISSION EXEMPTIVE ORDER

PURSUANT TO SECTIONS 17A and 36 of the SECURITIES AND EXCHANGE ACT OF 1934

(SEC Release No. 68224 dated November 14, 2012)

The registrant is filing this Quarterly Report on Form 10-Q, for the period ended September 30, 2012, in reliance on the Securities Exchange Commission’s Exemptive Order, issued pursuant to Sections 17A and 36 of the Securities and Exchange Act of 1934 and contained in SEC Release No. 68224 dated November 14, 2012. The registrant was unable to meet the original filing deadline for the above-referenced report as a result of Hurricane Sandy and its aftermath due primarily to slowdowns in the processing and confirmation of XBRL tagging and accuracy.

EMPEIRIA ACQUISITION CORP.

PART I – FINANCIAL INFORMATION
ITEM 1. INTERIM FINANCIAL STATEMENTS

Empeiria Acquisition Corp.

(a development stage company)

BALANCE SHEETS

	September 30, 2012 (Unaudited)	December 31, 2011 (Audited)
ASSETS
Current Assets:
Cash	$244,224	$757,889
Prepaid Expenses	20,011	47,500
Investments Held in Trust Account	61,234,700	61,201,486
Total Assets	$61,498,935	$62,006,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable and Accrued Expenses	200,327	$111,665
Deferred Underwriting Compensation	900,000	900,000
Total Liabilities	1,100,327	1,011,665

Commitments and Contingencies

Common Stock Subject to Possible Redemption, 5,520,000 Shares (at Redemption Value)	56,304,000	56,304,000

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	―	―
Common Stock, $.0001 par value; 100,000,000 shares authorized, 3,000,000 shares issued and outstanding (excluding 5,520,000 shares subject to possible redemption)	300	300
Additional Paid-in Capital	5,038,781	5,038,781
Deficit Accumulated During Development Stage	(944,473)	(347,871)
Total Stockholders’ Equity	4,094,608	4,691,210
Total Liabilities and Stockholders’ Equity	$61,498,935	$62,006,875

The accompanying notes are an integral part of the unaudited financial statements.

Empeiria Acquisition Corp.

(a development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	Period from January 24, 2011 (date of inception) to September 30,	Period from January 24, 2011 (date of inception) to September 30,
	2012	2011	2012	2011	2012

Revenue	$—	$—	$—	$—	$—
General and Administrative Expenses	272,554	164,746	629,816	186,448	979,173
Loss from Operations	(272,554)	(164,746)	(629,816)	(186,448)	(979,173)
Interest and Dividend Income	13,933	708	33,214	708	34,700
Net Loss Attributable to Common Shares Outstanding	$(258,621)	$(164,038)	$(596,602)	$(185,740)	$(944,473)
Weighted Average Number of Common Shares Outstanding, basic and diluted	8,520,000	8,614,565	8,520,000	4,955,422	7,076,780
Net Loss Per Share Outstanding, basic and diluted	$(0.03)	$(0.02)	$(0.07)	$(0.04)	$(0.13)

Two-Class Method:

Weighted Average Number of Common Shares Outstanding Subject to Possible Redemption	5,520,000	5,520,000	5,520,000	2,239,036	4,191,610
Net Loss Per Common Share for Shares Subject to Possible Redemption	$—	$—	$—	$—	$—

Weighted Average Number of Common Shares Outstanding, Excluding Shares Subject to Possible Redemption	3,000,000	3,094,565	3,000,000	2,716,386	2,885,171
Net Loss Per Common Share, Excluding Shares Subject to Possible Redemption, basic and diluted	$(0.09)	$(0.05)	$(0.20)	$(0.07)	$(0.33)

The accompanying notes are an integral part of the unaudited financial statements.

Empeiria Acquisition Corp.

(a development stage company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Period from January 24, 2011 (date of inception) to September 30, 2012

	Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Capital	Stage	Equity
Sale of common stock issued to initial stockholder on January 24, 2011 at approximately $0.01029 per share	2,430,000	$243	$24,757	$—	$25,000
Sale of 6,000,000 units on June 21, 2011, net of underwriters’ discount and offering expenses (including 5,520,000 shares subject to possible redemption)	6,000,000	600	57,417,481	―	57,418,081
Net proceeds subject to possible redemption of 5,520,000 shares	(5,520,000)	(552)	(56,303,448)	―	(56,304,000)
Sale of 390,000 placement units	390,000	39	3,899,961	―	3,900,000
Forfeiture of 300,000 common shares in connection with the underwriters’ election to not exercise the over-allotment option	(300,000)	(30)	30	―	―
Net loss attributable to common shares not subject to possible redemption, for the period from January 24, 2011 (date of inception) to December 31, 2011	―	―	―	(347,871)	(347,871)
Balance, December 31, 2011 (audited)	3,000,000	$300	$5,038,781	$(347,871)	$4,691,210
Net loss attributable to common shares not subject to possible redemption, for the nine months ended September 30, 2012	―	―	―	(596,602)	(596,602)
Balance, September 30, 2012 (unaudited)	3,000,000	$300	$5,038,781	$(944,473)	$4,094,608

The accompanying notes are an integral part of the unaudited financial statements.

Empeiria Acquisition Corp.

(a development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2012		Period from January 24, 2011 (date of inception) to September 30, 2011		Period from January 24, 2011 (date of inception) to September 30, 2012
Cash Flows from Operating Activities
Net Loss		$(596,602)		$(185,740)		$(944,473)
(Increase) Decrease in Prepaid Expenses		27,489		(71,250)		(20,011)
Increase in Accounts Payable and Accrued Expenses		88,662		75,295		200,327
Net Cash Used in Operating Activities		(480,451)		(181,695)		(764,157)

Cash Flows from Investing Activities
Change in Investments Held in Trust Account		(33,214)		(61,200,708)		(61,234,700)
Cash Used in Investing Activities		(33,214)		(61,200,708)		(61,234,700)

Cash Flows from Financing Activities
Proceeds from Notes Payable, Officer		―		100,862		100,862
Repayment of Notes Payable, Officer		―		(100,862)		(100,862)
Proceeds from Public Offering		―		60,000,000		60,000,000
Proceeds from Sale of Placement Units to Sponsor		―		3,900,000		3,900,000
Proceeds from Sale of Common Stock to Initial Stockholders		―		25,000		25,000
Proceeds from Sale of Underwriters’ Purchase Option		―		100		100
Payment of Offering Costs		―		(1,657,019)		(1,682,019)
Net Cash Provided by Financing Activities		―		62,268,081		62,243,081

Net Increase (Decrease) in Cash		(513,665)		885,678		244,224
Cash at Beginning of the Period		757,889		―		―
Cash at End of the Period		$244,224		$885,678		$244,224

Supplemental Disclosure of Non-Cash Transactions:
Offering Costs Included in Accrued Expenses	$	―		$25,000	$	―
Offering Costs Included in Due to Related Parties	$	―	$	―	$	―
Deferred Underwriting Compensation	$	―		$900,000		$900,000

The accompanying notes are an integral part of the unaudited financial statements.

Empeiria Acquisition Corp.

(a development stage company)

NOTES TO INTERIM FINANCIAL STATEMENTS

For the Period from January 24, 2011 (date of inception) to September 30, 2012

(Unaudited)

1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Empeiria Acquisition Corp. (the “company”) was incorporated in Delaware on January 24, 2011. The company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, exchangeable share transaction or similar business transaction, one or more operating businesses or assets (an “initial business transaction”). The company has neither engaged in any operations nor generated any revenues to date. The company has been focused on identifying a prospective target business or asset with which to consummate an initial business transaction. The company believes it has identified IDE (as defined below) as its target business with which to consummate an initial business transaction. All activity through September 30, 2012 relates to the company’s formation, the private placements and initial public offering (the “public offering”), the identification and evaluation of prospective candidates for an initial business transaction, due diligence and negotiations relating to the Merger (as defined below) with IDE, and general corporate matters. The company has selected December 31 as its fiscal year end.

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

Upon the closing of the public offering and the private placement in June 2011, $61,200,000 of net proceeds was placed into a trust account (the “trust account”) with Continental Stock Transfer & Trust Company serving as trustee, and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less. Except for a portion of the interest income that may be released to the company to pay any taxes and to fund working capital requirements, none of the funds held in trust will be released from the trust account until the earlier of (i) the consummation of an initial business transaction, (ii) the redemption of the shares sold in the public offering if the company is unable to consummate a business transaction by December 15, 2012 (which date includes an extension from September 15, 2012 as a result of the company’s entry into the Letter of Intent (as defined below) by September 15, 2012) or (iii) the company’s liquidation (if no redemption occurs), other than as otherwise disclosed in these notes to interim financial statements.

On July 31, 2012, the company entered into a letter of intent (the “Letter of Intent”) with Integrated Drilling Equipment Holdings Inc., a Delaware corporation (“IDE”) to acquire all of the equity interests of IDE. On October 19, 2012, the company, IDE Acquisition Co., LLC, a Delaware limited liability company and wholly owned subsidiary of the company (“Merger Sub”), IDE, and Stephen Cope, in his capacity as representative of IDE’s stockholders (the “Representative”), entered into an Agreement and Plan of Merger (the “Agreement”). Based in Houston, Texas, IDE is one of the leading manufacturers of drilling rigs and rig components and providers of rig refurbishment and reconfiguration services to contract drilling companies worldwide. IDE’s customers are primarily land and offshore drilling contractors that operate globally. Pursuant to the terms of the Agreement, among other things, IDE will merge with and into Merger Sub with Merger Sub surviving as a wholly owned subsidiary (the “Merger”) of the company in exchange for consideration in the form of cash and the company’s common stock.

On September 25, 2012, the company entered into a non-binding letter of intent (the “RWI Letter of Intent”) to acquire 100% of the stock of Rig Works Inc. (“RWI”) (the “RWI Transaction”). RWI operates in the oil and gas machinery manufacturing industry, providing new well servicing equipment which is used to maintain production oil and gas wells. The company believes that the add on acquisition of RWI will expand the post-Merger company’s product and service offerings and allow them to serve a broader segment of the oil and gas production industry.

The potential transaction with RWI will be subject to a number of closing conditions, including the closing of the Merger. There can be no assurance that the parties will reach a definitive agreement or will be able to close the transaction.

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

In connection with the consummation of the initial business transaction, subject to certain limitations, the company will provide its stockholders with the opportunity to redeem their shares of common stock for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes. The company intends to consummate the initial business transaction and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and will file tender offer documents with the Securities and Exchange Commission (the “SEC”). On October 19, 2012, the company commenced a tender offer to provide its stockholders with an opportunity to redeem their shares of common stock in connection with the Merger. If, however, with respect to the initial business transaction, a stockholder vote is required by law, or the company decides to hold a stockholder vote for business or legal reasons, it will conduct the redemptions in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the company holds a stockholder vote, public stockholders voting in favor of the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including any amounts representing interest earned on the trust account, less taxes and amounts released to the company for working capital purposes, but public stockholders voting against the business transaction and electing to exercise their redemption rights shall be entitled to receive cash equal to their pro rata share of the aggregate amount then on deposit in the trust account excluding any amounts representing interest earned on the trust account, less taxes and amounts released for working capital purposes. Regardless of whether the company holds a stockholder vote or a tender offer in connection with an initial business transaction, public stockholders will have the right to redeem their shares for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (in some instances) but less taxes payable plus amounts released to fund working capital requirements and any amounts used for purchasing public shares. The company will consummate an initial business transaction only if holders of no more than 92% of its public shares elect to redeem their shares and, solely if it seeks stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business transaction. As a result, the company has recorded the 5,520,000 public shares subject to redemption at their aggregate redemption value of $56,304,000 and classified them as temporary equity at September 30, 2012 and December 31, 2011, in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Going Concern Consideration

If the company does not consummate the Merger or otherwise consummate an initial business transaction by December 15, 2012 (which date includes an extension from September 15, 2012 as a result of the company’s entry into the Letter of Intent by September 15, 2012), it will (i) cease all operations except for the purpose of winding up, (ii) redeem its public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of the company’s remaining stockholders and board of directors, dissolve and liquidate as part of its plan of dissolution and liquidation. The company will pay the costs of liquidation from its remaining assets outside of the trust account. If such funds are insufficient, the company’s sponsor has agreed to advance the funds necessary to pay any and all costs involved or associated with the process of liquidation and the return of the funds in the trust account to the public stockholders (currently anticipated to be no more than approximately $30,000). Unless the company’s stockholders propose and approve an amendment to the company’s certificate of incorporation, as amended, the company will be unable to consummate an initial business transaction other than the Merger. This mandatory liquidation and subsequent dissolution raises substantial doubt about the company’s ability to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the company’s 2011 Annual Report on Form 10-K filed with the SEC on March 21, 2012. The accompanying interim financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2012 and the results of operations for the period from January 24, 2011 (date of inception) to September 30, 2012. The balance sheet as of December 31, 2011, as presented herein, was derived from the company’s audited financial statements as reported in previous filings with the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Interim results are not necessarily indicative of results for a full year.

Development Stage Company

The company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of September 30, 2012, the company had not commenced operations or generated revenue. All activity through September 30, 2012 relates to the company’s formation, the private placements and the public offering, the identification and evaluation of prospective candidates for an initial business transaction, due diligence and negotiations relating to the Merger, and general corporate matters. The company will not generate any operating revenues until after the completion of an initial business transaction at the earliest. The company generates non-operating income in the form of interest income on the trust account.

Net Loss Per Common Share

The company complies with the accounting and disclosure requirements of FASB ASC 260 “Earnings Per Share.” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants issued in the public offering and the private placement in June 2011, as calculated using the treasury stock method. As the company reported net losses for the nine months ended September 30, 2012, the period from January 24, 2011 (date of inception) to September 30, 2011, and the period from January 24, 2011 (date of inception) to September 30, 2012, the effect of the 6,390,000 warrants (including 390,000 placement warrants included in the placement units issued to the sponsor in the private placement in June 2011) has not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

Redeemable Common Stock

The 6,000,000 common shares sold as part of the public offering contain a redemption feature which allows for the redemption of common shares under the company’s liquidation or tender offer/stockholder approval provisions (Note 1). In accordance with ASC 480 “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. In connection with the consummation of an initial business transaction, the company may redeem pursuant to a tender offer up 92% of the shares sold in the public offering.

The company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be effected by charges against the par value of common stock and paid-in capital. Accordingly, at September 30, 2012 and December 31, 2011, 5,520,000 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less taxes and amounts released for working capital purposes (approximately $10.20 per share at September 30, 2012).

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

The company is required to determine whether its tax positions are more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. De-recognition of a tax benefit previously recognized results in the company recording a tax liability that reduces ending retained earnings. Based on its analysis, the company has determined that it has not incurred any liability for unrecognized tax benefits as of September 30, 2012 and December 31, 2011. The company’s conclusions may be subject to review and adjustment at a later date based on factors including, but are not limited to, ongoing analyses of and changes to tax laws, regulations and interpretations thereof. The company recognizes interest and penalties related to unrecognized tax benefits in interest expense and other expenses, respectively. No interest expense or penalties have been recognized as of and for the period from January 24, 2011 (date of inception) to September 30, 2012.

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

The company paid an underwriting discount of 2.0% of the public unit offering price to the underwriters at the closing of the public offering, with an additional corporate finance fee of $900,000 payable to The PrinceRidge Group LLC (“PrinceRidge”), the successor company to Cohen & Company Capital Markets, LLC (“Cohen & Company”), the representative of the underwriters, upon the company’s consummation of an initial business transaction.

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

Private Placements

On January 24, 2011, the company issued to its sponsor in a private placement 2,430,000 shares of restricted common stock (the “initial shares”) for an aggregate purchase price of $25,000. As of May 2, 2011, the sponsor sold, at cost, an aggregate of 607,500 of such initial shares to its officers and directors. These shares included up to 300,000 shares of common stock subject to forfeiture if the underwriters’ over-allotment option was not exercised. All 300,000 shares of common stock were forfeited on July 29, 2011 upon the decision of the underwriters not to exercise the over-allotment option (Note 5).

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

Administrative Services

The company has agreed to pay its sponsor or an affiliate of its sponsor $5,000 per month for office space and general and administrative services. The company has also agreed to pay its sponsor a management fee of $10,000 per month which is used by the sponsor to pay the company’s president for services. This agreement shall continue until the earlier to occur of: (i) an initial business transaction and (ii) December 15, 2012 (which date includes an extension from September 15, 2012 as a result of the company’s entry into a letter of intent by September 15, 2012). For the nine months ended September 30, 2012, an aggregate of $90,000 in payments for administrative services and management fees were made and an additional $45,000 was accrued, compared to $45,000 in payments made for the period from January 24, 2011 (date of inception) to September 30, 2011. For the period from January 24, 2011 (date of inception) to September 30, 2012, an aggregate of $180,000 in payments for administrative services and management fees were made and an additional $45,000 was accrued.

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

The company has committed to pay a deferred corporate finance fee of $900,000 to PrinceRidge upon the company’s consummation of an initial business transaction. The deferred corporate finance fee of $900,000 is reflected in the accompanying interim balance sheets. PrinceRidge will not be entitled to any interest accrued on the deferred corporate finance fee. PrinceRidge will not be entitled to such fee if the company fails to consummate the initial business transaction.

6.	INVESTMENTS HELD IN TRUST ACCOUNT

Upon the closing of the public offering and the private placement of 390,000 placement units, a total of $61,200,000 was placed in the trust account. Investments held in the trust account consisted of $61,198,470 in U.S. government Treasury bills with a maturity of 180 days or less and another $36,230 in cash as of September 30, 2012, and $61,199,721 in U.S. government Treasury bills with a maturity of 180 days or less and another $1,765 in cash as of December 31, 2011. The carrying amounts for the U.S. government Treasury bills, excluding accrued interest income, gross unrealized holding losses and fair value of held-to-maturity securities at September 30, 2012 and December 31, 2011 were as follows:

	Carrying Amount	Gross Unrealized Holding Gains (Losses)	Fair Value
Held-to-maturity:
U.S. Treasury Securities – September 30, 2012	$61,198,470	$(306)	$61,198,164
U.S. Treasury Securities – December 31, 2011	61,199,721	111	61,199,832

7.	FAIR VALUE MEASUREMENTS

The company has adopted ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the company’s financial position or results of operations.

The following table presents information about the company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	Fair Value	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Treasury Securities – September 30, 2012	$61,198,164	$61,198,164	$	―	$	―
U.S. Treasury Securities – December 31, 2011	61,199,832	61,199,832		―		―

8.	STOCKHOLDERS’ EQUITY

Common Stock

The company is authorized to issue 100,000,000 shares of common stock. Holders of the company’s common stock are entitled to one vote for each share. At September 30, 2012 and December 31, 2011, there were 3,000,000 shares of common stock outstanding, excluding 5,520,000 shares subject to possible redemption. On June 13, 2011, the company effectuated a 0.75625-for-1 reverse stock split. On June 15, 2011, the company effectuated an approximately 0.80331-for-1 reverse stock split. Unless otherwise stated, all share amounts, weighted average amounts and earnings per share amounts have been restated to reflect the retroactive effect of the reverse stock splits.

Preferred Stock

The company is authorized to issue 1,000,000 shares of preferred stock, in one or more series, with such designations, voting and other rights and preferences as may be determined from time to time by the board of directors. At September 30, 2012 and December 31, 2011, the company has not issued any shares of preferred stock.

9.	SUBSEQUENT EVENTS

On October 19, 2012, the company, Merger Sub, IDE and the Representative entered into the Agreement, pursuant to which the parties intend to consummate the Merger. Based in Houston, Texas, IDE is one of the leading manufacturers of drilling rigs and rig components and providers of rig refurbishment and reconfiguration services to contract drilling companies worldwide. IDE’s customers are primarily land and offshore drilling contractors that operate globally.

Concurrently with the execution of the Agreement, the company commenced a tender offer (the “Tender Offer”), which provides its stockholders with the opportunity to redeem their common shares of common stock for cash equal to $10.20 per share, equal to their pro rata share of the aggregate amount then in the trust account set up to hold the net proceeds of the company’s initial public offering, less taxes, upon the expiration of the Tender Offer, which is expected to occur simultaneously with the consummation of the Merger.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “company,” “us” or “we” refer to Empeiria Acquisition Corp. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report and the audited financial statements and the related notes and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation included in the company’s annual report on Form 10-K for the period from January 24, 2011 (date of inception) to December 31, 2011. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC, among other things. Forward-looking statements in this report include, but are not limited to: statements about the ability of the company to complete its initial business transaction; the benefits of the proposed transaction involving the company and IDE (as defined below); the company’s and IDE’s plans, objectives, expectations and intentions; the expected timing of completion of the transaction; the results of the tender offer for the company’s common shares; the company’s ability to obtain any financing required in connection with the Merger (as defined below), the Tender Offer (as defined below) or a potential acquisition; the potential benefits of the proposed transaction with Rig Works, Inc.; and other statements relating to the Merger, Tender Offer or other proposed transactions that are not historical facts. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Execution of Merger Agreement

On October 19, 2012, the company, IDE Acquisition Co., LLC, a Delaware limited liability company and wholly owned subsidiary of EAC (“Merger Sub”), Integrated Drilling Equipment Company Holdings Inc., a Delaware corporation (“IDE”), and Stephen Cope, in his capacity as representative of IDE’s stockholders (the “Representative”), entered into an Agreement and Plan of Merger (the “Agreement”). Based in Houston, Texas, IDE is one of the leading manufacturers of drilling rigs and rig components and providers of rig refurbishment and reconfiguration services to contract drilling companies worldwide. IDE’s customers are primarily land and offshore drilling contractors that operate globally.

Pursuant to the terms of the Agreement, among other things, IDE will merge with and into Merger Sub with Merger Sub surviving as a wholly owned subsidiary (the “Merger”) of the company in exchange for consideration in the form of cash and the company’s common stock. Concurrently with the execution of the Agreement, the company commenced a tender offer (the “Tender Offer”), which provides its stockholders with the opportunity to redeem their common stock for cash equal to $10.20 per share, equal to their pro rata share of the aggregate amount then in the trust account set up to hold the net proceeds of the company’s initial public offering, less taxes, upon the expiration of the Tender Offer, which is expected to occur simultaneously with the consummation of the Merger. The Merger and Tender Offer are collectively referred to herein as the “Transaction.” There can be no assurance that the parties will consummate the Merger or that the company will accept any shares of common stock in the Tender Offer on a timely basis or at all.

Potential Acquisition of Rig Works, Inc.

On September 25, 2012, the company entered into a non-binding letter of intent (the “RWI Letter of Intent”) to acquire 100% of the stock of Rig Works Inc. (“RWI”) for $25.0 million (the “RWI Transaction”). RWI operates in the oil and gas machinery manufacturing industry, providing new well servicing equipment which is used to maintain production oil and gas wells. The company believes that the add on acquisition of RWI will expand the post-Merger company’s product and service offerings and allow them to serve a broader segment of the oil and gas production industry.

The potential transaction with RWI will be subject to a number of closing conditions, including the closing of the Merger. There can be no assurance that the parties will reach a definitive agreement or will be able to close the transaction.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity through September 30, 2012 relates to our formation, our private placements and public offering, the identification and evaluation of prospective candidates for an initial business transaction, due diligence and negotiations relating to the Merger, and general corporate matters. Since the completion of our public offering, we have not generated any operating revenues and will not until after completion of our initial business transaction, at the earliest. We generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities. We incur expenses related to being a public company (for legal, financial reporting, accounting and auditing compliance) as well as for due diligence.

For the nine months ended September 30, 2012, we had a net loss of $596,602 consisting of expenses of $629,816 offset by interest income earned in the trust account of $33,214, compared to a net loss of $185,740 during the period from January 24, 2011 (date of inception) to September 30, 2011. For the three months ended September 30, 2012, we had a net loss of $258,621 consisting of expenses of $272,554 offset by interest income earned in the trust account of $13,933, compared to a net loss of $164,038 during the three months ended September 30, 2011. For the period from January 24, 2011 (date of inception) to September 30, 2012, we had a net loss of $944,473 consisting of expenses of $979,173 offset by interest income earned in the trust account of $34,700.

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

Liquidity and Capital Resources

On June 21, 2011, we consummated our public offering of 6,000,000 units at a price of $10.00 per unit. On June 15, 2011, we completed a private placement of 390,000 placement units to Empeiria Investors LLC, our sponsor, for an aggregate purchase price of $3,900,000. We received gross proceeds of $63,900,000 before deducting underwriters’ compensation of $1,175,000 (total compensation of $1,200,000 less an initial $25,000 advance) and other offering costs. Upon the closing of the public offering and the private placement in June 2011, $61,200,000 was placed into a trust account. As of September 30, 2012, investments in our trust account consisted of $61,198,470 in U.S. government Treasury bills with a maturity of 180 days or less and another $36,230 in cash.

As of September 30, 2012, we had cash of $244,224 in a bank account, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

For the nine months ended September 30, 2012, we used cash of $513,665 which was attributable to a net loss for the period of $596,602, a $27,489 increase in cash related to a decrease in prepaid insurance expense, a $88,662 increase in cash related to an increase in accounts payable and accrued expenses, and a $33,214 decrease in cash related to an increase in investments held in trust account. This compares to a net increase of cash of $885,678 during the period from January 24, 2011 (date of inception) to September 30, 2011, which was attributable to a net loss for the period of $185,740, a $75,295 increase in cash related to an increase in accounts payable and accrued expenses, a $71,250 decrease in cash related to an increase in prepaid insurance expense, $63,925,100 in proceeds from our public offering, private placements and the sale of the unit purchase option, net of $61,200,708 of investments and increase in investments held in the trust account, and the payment of $1,657,019 of offering costs. Adding the net cash decrease of $513,665 for the nine months ended September 30, 2012 to our cash balance at December 31, 2011 of $757,889, we ended the period at September 30, 2012 with a cash balance of $244,224. For the period from January 24, 2011 (date of inception) to September 30, 2012, there was a net increase of cash of $244,224, which was attributable to a net loss for the period of $944,473, a $20,011 decrease in cash related to an increase in prepaid insurance expense, a $200,327 increase in cash related to an increase in accounts payable and accrued expenses, $63,925,100 in proceeds from our public offering, private placements and the sale of the unit purchase option, net of $61,234,700 of investments in the trust account, and the payment of $1,682,019 of offering costs.

For the period from June 21, 2011 (date of completion of our public offering) to September 30, 2012, we disbursed an aggregate of $810,215 out of the proceeds of our public offering not held in the trust account for general corporate expenses, including obtaining directors’ and officers’ insurance covering a 18-month period ending December 16, 2012 at a cost of $142,495 (with a prepaid balance at September 30, 2012 of $20,012) and payment of an aggregate of $180,000 in administrative services and management fees to our sponsor.

We intend to use substantially all of the funds held in the trust account (net of taxes and amounts released to us for working capital purposes) to consummate our initial business transaction. In connection with the Transaction, the company is currently seeking financing, which may consist of debt, equity or seller financing, in an amount sufficient to pay for any shares tendered in the Tender Offer in excess of 3,629,000 but less than 5,520,000 shares of common stock. To the extent that our capital stock or other financing sources are used, in whole or in part, as consideration to consummate our initial business transaction, the remaining proceeds held in the trust account and from any financing will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy. The remaining proceeds may also be used for sales and marketing activities, general and administrative matters, the purchase of unit purchase options and capital expenditures at the target business or businesses.

We believe that we have sufficient funds available to complete our efforts to effect an initial business transaction by December 15, 2012 (which date includes an extension from September 15, 2012 as a result of EAC’s entry into a letter of intent by September 15, 2012). To meet our working capital needs, our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount such officer or director deems reasonable in his or her sole discretion, which may be convertible into warrants of the post business transaction entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the placement warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist. However, we expect that the terms of such loans will not have any recourse against the trust account nor pay any interest prior to the consummation of the business transaction and be no more favorable than could be obtained by a third party.

We do not believe we will need to raise additional funds until the consummation of our initial business transaction to meet the expenditures required for operating our business.

If we do not consummate an initial business transaction by December 15, 2012 (which date includes an extension from September 15, 2012 as a result of EAC’s entry into a letter of intent by September 15, 2012), we will (i) cease all operations except for the purpose of winding up, (ii) redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval of our remaining stockholders and board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsor has agreed to advance the funds necessary to pay any and all costs involved or associated with the process of liquidation and the return of the funds in the trust account to the public stockholders (currently anticipated to be no more than approximately $30,000). Unless the company’s stockholders propose and approve an amendment to the company’s certificate of incorporation, as amended, the company will be unable to consummate an initial business transaction other than the Merger. This mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

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

Significant Accounting Policies

We have identified the following as our significant accounting policies:

Development Stage Company

The company complies with the reporting requirements of FASB ASC 915, “Development Stage Entities.” As of September 30, 2012, the company had not commenced operations or generated revenue. All activity through September 30, 2012 relates to the company's formation, the private placements and the public offering, the identification and evaluation of prospective candidates for an initial business transaction, due diligence and negotiations relating to the Merger, and general corporate matters. The company will not generate any operating revenues until after the completion of an initial business transaction at the earliest. The company generates non-operating income in the form of interest income on the trust account.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in the company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no material legal proceedings pending against the company.

ITEM 1A RISK FACTORS

In addition to the risk factors and other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our annual report and in our other filings with the Securities and Exchange Commission (the “SEC”), which could materially affect our business, financial condition or future results. The risks described in this report and in our other filing with the SEC are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related To Our Tender Offer

Holders of our shares of common stock may confuse the Tender Offer with a typical tender offer and fail to understand that they should NOT tender their shares of common stock if they support our proposed Merger with IDE. To the extent more than 5,520,000 shares of common stock are validly tendered to us and not properly withdrawn, we will be unable to consummate the Merger.

Our tender offer is designed to afford holders of shares sold in our IPO with the opportunity to redeem their shares in accordance with our certificate of incorporation, as amended (“Certificate of Incorporation”), if they do not approve of our proposed business transaction. However, there is a risk that holders of shares of common stock will tender their shares despite the fact that they support the Merger. Unlike a typical third party or issuer tender offer in which the offeror desires that security holders tender securities that are the subject of the tender offer, the company does not want its stockholders to tender their shares of common stock in the Tender Offer and its board of directors recommends that stockholders not tender shares of common stock pursuant to the Tender Offer. Holders of the company’s shares of common stock should initially review and understand the terms of the proposed Merger with IDE. If stockholders approve of the proposed Merger and desire to retain their shares of common stock, the stockholders should not tender any of their shares of common stock. Only if a stockholder disapproves of our proposed Merger should they tender their shares of common stock for redemption for a portion of the funds held in the trust account. It is a condition of the Tender Offer that no more than 5,520,000 shares of common stock are validly tendered and not properly withdrawn. To the extent that the value of shares of common stock validly tendered and not properly withdrawn exceeds this amount, we will be required to extend or terminate the Tender Offer. If we terminate the Tender Offer, we will be unable to consummate the Merger and may be required to liquidate if we cannot consummate a business transaction prior to December 15, 2012.

There is no guarantee that a decision whether or not to tender shares of common stock will put stockholders in a better future economic position.

We can give no assurance as to the price at which a stockholder may be able to sell its shares of common stock in the future following the completion of the Tender Offer. If a stockholder chooses to tender its shares of common stock in the Tender Offer, certain future events may cause an increase in our stock price and may result in a lower value realized now than a stockholder might realize in the future had it not agreed to tender its shares of common stock. Similarly, if a stockholder does not tender its shares of common stock, it will continue to bear the risk of ownership of the shares of common stock after the closing of the Merger, and there can be no assurance that a stockholder can sell its shares of common stock in the future at a higher price than the stock purchase price in the Tender Offer.

If certain conditions are not met, the company may terminate the Tender Offer.

Upon the consummation of the Merger, the company plans to use the cash available from the funds held in the trust account to purchase the shares of common stock validly tendered and not properly withdrawn pursuant to the Tender Offer. Accordingly, if the conditions to the Tender Offer are not satisfied, we will not be able to access the funds held in the trust account and thus will terminate or extend the Tender Offer.

The Tender Offer presents potential risks and disadvantages to us and our continuing stockholders.

The Tender Offer exposes us to a number of risks including:

•	the use of a substantial portion of the cash in our trust account, which may adversely affect our ability to consummate the Merger, and reduce the funds available as working capital for the IDE business, available for significant cash acquisitions in the future or available for other business opportunities that could create significant value for our stockholders;

•	the risk that we would not be able to replenish our cash reserves by raising debt or equity financing in the future on terms acceptable to us, or at all; and

•	the risk that the Tender Offer may reduce our “public float,” which is the number of shares owned by non-affiliate stockholders and available for trading in the securities markets, and the number of our stockholders, which may reduce the volume of trading in our shares of common stock and may result in lower stock prices and reduced liquidity in the trading of our shares of common stock following completion of the Tender Offer and limit our ability to meet the listing standards of a national securities exchange.

Risks Related to IDE’s Business and Industry

IDE has a limited operating history and, therefore, it may be difficult to evaluate IDE’s business.

IDE’s operating history is limited, so it may be difficult to evaluate IDE’s business in making a decision on whether to tender shares of common stock in the Tender Offer. IDE did not commence operations in certain of its current lines of business until December 2008 when it acquired IEC Electrical Systems, which operates as its IEC division, and Advanced Rig Services, LLC. Accordingly, IDE is still in the early stages of its development, which makes the evaluation of IDE’s business operations and prospects difficult. IDE is subject to the risks and difficulties frequently encountered by early stage companies. These risks and difficulties, as they apply to IDE in particular, include:

•	potential fluctuations in operating results and uncertain growth rates;

•	limited history of IDE selling fully integrated rig products;

•	limited history of IDE servicing the offshore drilling rig market;

•	concentration of IDE’s revenues in a limited number of predominantly international markets;

•	availability of candidate rigs that require refurbishment;

•	IDE’s dependence on the oil and gas industry for all of its revenue;

•	IDE’s ability to generate profits consistently from the delivery of its products and services;

•	IDE’s need to manage rapidly expanding operations; and

•	IDE’s need to attract, train and retain qualified personnel.

IDE’s international business exposes it to instability and changes in economic and political conditions and other risks inherent to international business, which could have a material adverse effect on its operations or financial condition.

IDE has significant international business, with approximately 53%, 45% and 40% of IDE’s revenues classified as outside the United States in each of 2009, 2010 and 2011, respectively, based on the location to which IDE’s products are shipped or IDE has been informed will be shipped or at which IDE’s services are performed. IDE markets its products and services in all of the significant oil and gas producing areas in the world and is, therefore, subject to the risks customarily attendant to international operations and investments in foreign countries. Risks associated with IDE’s international operations include:

•	volatility in general economic, social and political conditions;

•	terrorist acts, war and civil disturbances;

•	expropriation or nationalization of assets;

•	renegotiation or nullification of existing contracts;

•	foreign taxation, including changes in law or interpretation of existing law;

•	assaults on property or personnel;

•	restrictive action by local governments;

•	foreign and domestic monetary policies;

•	limitations on repatriation of earnings;

•	travel limitations or operational problems caused by public health threats; and

•	changes in currency exchange rates.

Any of these risks could have an adverse effect on the demand for IDE’s products and services in some locations. To date, IDE has not experienced any significant problems in foreign countries arising from local government actions or political instability, but there is no assurance that such problems will not arise in the future. Interruption of IDE’s international operations could have a material adverse effect on IDE’s overall operations.

IDE does business in international jurisdictions whose regulatory environments and compliance regimes differ from those in the United States. IDE’s business may suffer because its efforts to comply with United States laws and regulations could restrict its ability to do business in international jurisdictions, relative to IDE’s competitors who are not subject to United States laws and regulations.

IDE’s international business operations include projects in countries where governmental corruption has been known to exist and where IDE’s competitors who are not subject to United States laws and regulations, such as the U.S. Foreign Corrupt Practices Act, can gain competitive advantages over IDE by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that United States law and regulations prohibit IDE from using. For example, IDE’s non-U.S. competitors may not be subject to the anti-bribery restrictions of the U.S. Foreign Corrupt Practices Act, which make it illegal to give anything of value to foreign officials or employees or agents of nationally owned oil companies in order to obtain or retain any business or other advantage. IDE may be subject to competitive disadvantages to the extent that IDE’s competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.

While IDE and its subsidiaries are committed to conducting business in a legal and ethical manner, there is a risk of violating the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of these laws could result in monetary penalties against IDE or its subsidiaries and could damage IDE’s reputation and, therefore, its ability to do business.

IDE’s inability to deliver its backlog on time could affect its future sales and profitability and its relationships with its customers.

IDE currently has a significant amount of backlog. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors including, but not limited to:

•	access to the raw materials required for production;

•	an adequately trained and capable workforce;

•	project engineering expertise for certain large projects;

•	sufficient manufacturing plant capacity; and

•	appropriate planning and scheduling of manufacturing and personnel resources.

IDE’s failure to deliver in accordance with customer expectations may result in damage to existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could negatively impact its financial performance. In addition, the cancellation by IDE’s customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect IDE’s business.

If IDE is not able to manage its anticipated future growth successfully, IDE may not be able to maintain or increase its revenues and profitability, and IDE’s business reputation could be materially adversely affected.

Managing its growth may be one of IDE’s greatest challenges. Between 2009 and 2011, IDE’s annual revenue increased from $66.8 million to $163.6 million.

Past and future growth will continue to place significant demands on IDE’s management, financial and accounting systems, information technology systems, real estate and other components of IDE’s infrastructure. To meet IDE’s growth and related demands, IDE continues to invest in enhanced or new systems, including enhancements to its accounting, billing and information technology systems. IDE may acquire or lease additional real estate to increase the number of rigs pads it has available. In addition, IDE may also need to hire additional personnel, particularly in IDE’s sales, marketing, professional services, finance, administrative and information technology groups. IDE’s success will depend in part upon the activities of IDE’s current management team to effectively manage this growth and transition to being part of a publicly traded company. IDE’s management will be required to devote considerable time to this process, which will reduce the time its management will have to implement its business and expansion plans.

If IDE does not correctly anticipate its needs as it grows, if IDE fails to successfully implement its enhanced or new systems and other infrastructure improvements effectively and timely or if IDE encounters delays or unexpected costs in hiring, integrating, training and guiding its new employees, IDE may be unable to maintain or increase its revenues and profitability and its business reputation could be materially adversely affected. Furthermore, if IDE is unable to effectively manage its growth, IDE’s expenses may increase more than expected, its revenues could decline or grow more slowly than expected and IDE may be unable to implement its business strategy.

If IDE does not develop and commercialize new competitive products and expand IDE’s service offerings, IDE’s revenues may decline.

To remain competitive in the market for oil field products and services, IDE must continue to develop and commercialize new products and expand IDE’s service offerings. If IDE is not able to develop commercially competitive products in a timely manner or expand its service offerings in response to industry demands, IDE’s business and revenues will be adversely affected. IDE’s future ability to develop new products and expand services depends on its ability to:

•	design and commercially produce products that meet the needs of its customers;

•	incorporate and implement services that meet the needs of its customers;

•	expand into new facilities and expand existing infrastructure;

•	successfully market new products and services; and

•	protect its proprietary designs from its competitors.

IDE may encounter resource constraints or technical or other difficulties that could delay introduction of new products and services. IDE’s competitors may introduce new products and services before IDE does and achieve a competitive advantage. Additionally, the time and expense invested in product development may not result in commercial products or provide revenues. Moreover, IDE may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, lack of demand, or increased costs, including materials, labor and overhead.

IDE plans to pursue acquisitions and joint ventures that by their nature present risks and that may not be successful.

Acquisition Strategy. IDE’s growth strategy includes the acquisition of, and formation of joint ventures with, additional manufacturers of drilling rigs, oilfield products and providers of services to the oil and gas industry, both domestically and internationally. IDE is currently considering a number of strategic transactions, including the acquisition of Rig Works, Inc. (the “RWI Transaction”). IDE’s ability to accomplish its acquisition strategy will depend upon a number of factors, including, among others, its ability to:

•	identify acceptable acquisition and joint venture candidates;

•	consummate the acquisition of or joint venture with such businesses on terms that IDE finds acceptable;

•	retain, hire and train professional management and sales personnel at each such business; and

•	promptly and profitably integrate the acquired business operations into IDE’s then-existing business.

No assurance can be given that IDE will be successful with respect to such factors or that any acquired operations will be profitable or be successfully integrated into IDE’s then-existing business without substantial costs, delays or other problems. In addition, to the extent that consolidation becomes more prevalent in the oilfield products and services industry, the prices for attractive acquisition candidates may increase. In any event, there can be no assurance that businesses acquired in the future will achieve sales and profitability levels that justify the investments IDE makes therein. Acquisitions also could result in the accumulation of substantial goodwill and intangible assets, which may result in substantial impairment charges that could reduce IDE’s reported earnings.

Capital Requirements of Acquisitions. Acquiring additional businesses in the oil and gas products and services industries will require additional capital and may have a significant impact on IDE’s financial position. If the Merger is completed, the company may finance future acquisitions by using shares of common stock for all or a portion of the consideration to be paid. In the event the company’s shares of common stock do not maintain sufficient value, or potential acquisition candidates are unwilling to accept shares of common stock as consideration for the sale of their businesses, IDE may be required to utilize more of its cash resources, if available, in order to continue its acquisition program. If IDE does not have sufficient cash resources, IDE’s growth could be limited unless it is able to obtain capital through the issuance of additional debt or the issuance of one or more series or classes of its equity securities, which could have a dilutive effect on its then-outstanding capital stock. There can be no assurance that IDE will be able to obtain such an arrangement on terms it finds acceptable or sufficient for its needs, if at all, should it determine to do so. In order to consummate the RWI Transaction, IDE may need to obtain debt or equity financing to consummate the transaction. The company may also seek debt, equity or seller financing in order to pursue other strategic transactions under consideration.

Environmental Risks Associated with Acquisitions. Although IDE intends to perform a detailed investigation of each business that IDE acquires, there may nevertheless be liabilities that IDE fails or is unable to discover, including liabilities arising from non-compliance with environmental laws by prior owners, and for which IDE, as a successor owner, may be responsible. IDE will seek to minimize the impact of these liabilities by obtaining indemnities and warranties from the seller that may be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

IDE’s failure to comply with restrictive covenants under their credit facilities could trigger prepayment obligations.

At September 30, 2012, IDE was in compliance under its revolving credit facility and term loan with PNC Bank, National Association (“PNC”). In the future, IDE may seek to amend existing or enter into new credit facilities. IDE’s or its subsidiaries’ failure to comply with the restrictive covenants under its existing or future credit facilities in the future could result in an event of default under such facilities, which, if not cured or waived, would give the lender the right to declare the debt due and payable. If this occurs and IDE or its subsidiaries are forced to refinance their borrowings, IDE’s results of operations and financial condition could be adversely affected by increased debt, costs and interest rates.

IDE may lose money on fixed-price contracts.

A significant portion of IDE’s business consists of designing, manufacturing, selling and installing equipment for major projects pursuant to competitive bids, and is performed on a fixed-price basis. Under these contracts, IDE is typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. IDE’s actual costs and any gross profit realized on these fixed- price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

•	errors in estimates or bidding;

•	design changes that are not reimbursable by the customer;

•	changes in availability and cost of labor and materials; and

•	variations in productivity from IDE’s original estimates.

These variations and the risks inherent in IDE’s projects may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance could have a material adverse impact on IDE’s operating results.

IDE may experience fluctuations in its quarterly operating results.

IDE’s quarterly operating results may fluctuate significantly in the future. Significant annual and quarterly fluctuations in IDE’s results of operations may be caused by, among other factors:

•	the timing of IDE’s announcements for the distribution of new products, and any such announcements by IDE’s competitors;

•	the acceptance of the products IDE manufactures and sells in the oil and gas equipment and services marketplace; and

•	general economic conditions.

There can be no assurance that the level of revenues and profits, if any, achieved by IDE in any particular fiscal period will not be significantly lower than in other, including comparable, fiscal periods. IDE believes quarter-to-quarter comparisons of its revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Operating expenses are based on management’s expectations of future revenues and are relatively fixed in the short term. IDE plans to increase operating expenses to:

•	expand its product line;

•	expand its sales and marketing operations;

•	increase its services and support capabilities; and

•	improve its operational and financial systems.

If IDE’s revenues do not increase along with these expenses, IDE’s business could be seriously harmed and net profits, if any, in a given quarter may be smaller than expected. This could cause a reduction in the price of our shares of common stock following the Merger.

IDE derives a significant portion of its revenues from a small number of customers and a loss of any of its major customers may cause significant declines in IDE’s revenues.

IDE derives a significant portion of its revenues from a small number of customers, and IDE may be unable to maintain and expand IDE’s current customer relationships. During 2011, IDE’s four largest customers by revenue represented approximately 68% of IDE’s total revenues, while IDE’s largest customer represented approximately 22% of its total revenues. While IDE expects to expand its client base in the future, in the near term IDE expects it will continue to depend on a relatively small number of customers for a significant portion of its sales volume and revenues. If IDE loses any of its major customers for any reason, including, for example, if IDE’s reputation declines, a customer materially reduces its orders from them, IDE’s relationship with one or more of its major customers deteriorates, or a major customer becomes insolvent or otherwise unable to pay for IDE’s products, IDE’s business and results of operations may be materially and adversely affected.

IDE’s ability to finance its business activities will require it to generate substantial cash flow.

IDE’s business activities require substantial capital. IDE intends to finance its operations and growth in the future through cash flows from operations (including customer deposits), cash on the balance sheet, proceeds from warrant exercises, the incurrence of additional indebtedness and/or the issuance of additional equity securities. IDE cannot be sure that its business will continue to generate cash flow at or about current levels.

If IDE is unable to generate sufficient cash to fund its business and service its debt, IDE may have to obtain additional financing through the issuance of debt and/or equity. IDE cannot be sure that any additional financing will be available to it on acceptable terms. Issuing equity securities to satisfy IDE’s financing requirements could cause substantial dilution to IDE’s stockholders or, if the Merger is consummated, the company’s stockholders.

If IDE’s revenues were to decrease due to lower demand for its products and services as a result of lower oil and nature gas prices or for other reasons, and if IDE could not obtain capital through its revolving credit facility or otherwise, IDE’s ability to operate and grow its business could be materially adversely affected.

IDE may be required to recognize a charge against current earnings because of percentage-of-completion accounting.

Revenues and profits on long-term project contracts are recognized on a percentage-of-completion method based on the ratio of costs incurred to the total estimated costs. Accordingly, purchase order price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage complete are reflected in the period when such estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, IDE would have to recognize a charge against current earnings, which could be significant depending on the size of the project or the adjustment.

IDE’s businesses and IDE’s customers’ businesses are subject to environmental laws and regulations that may increase IDE’s costs, limit the demand for IDE’s products and services or restrict IDE’s operations.

IDE’s operations and the operations of IDE’s customers are also subject to federal, state and local and foreign laws and regulations relating to the protection of the environment. These environmental laws and regulations affect the products and services IDE designs, markets and sells, as well as the facilities where IDE manufactures its products. In addition, environmental laws and regulations could limit IDE’s customers’ exploration and production activities. IDE is required to invest financial and managerial resources to comply with environmental laws and regulations and anticipates that it will continue to be required to do so in the future. These laws and regulations change frequently, which makes it impossible for IDE to predict its cost or impact on its future operations. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect IDE’s operations.

These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Some environmental laws and regulations provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, IDE may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances, as well as damage to natural resources. These laws and regulations also may expose IDE to liability for the conduct of or conditions caused by others, or for IDE’s acts that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines or expenditures that could be material to IDE’s earnings, financial condition or cash flow.

Uninsured or underinsured claims or litigation or an increase in IDE’s insurance premiums could adversely impact IDE’s results.

IDE maintains insurance to cover potential claims and losses, including claims for personal injury or death resulting from the use of IDE’s products. IDE carries comprehensive insurance, including business interruption insurance, subject to deductibles, at levels IDE believes are sufficient to cover existing and future claims. It is possible an unexpected judgment could be rendered against IDE in cases in which IDE could be uninsured or underinsured and beyond the amounts IDE currently has reserved or anticipate incurring. Significant increases in the cost of insurance and more restrictive coverage may have an adverse impact on IDE’s results of operations. In addition, IDE may not be able to maintain adequate insurance coverage at rates IDE believes are reasonable.

IDE could be subject to substantial liability claims that could harm its financial condition.

IDE’s operations involve hazardous activities that involve an extraordinarily high degree of risk. Hazardous operations are subject to accidents resulting in personal injury and the loss of life or property, environmental mishaps and mechanical failures, and litigation arising from such events may result in IDE being named a defendant in lawsuits asserting large claims. IDE may be held liable in certain circumstances, including if IDE fails to exercise reasonable care in connection with its activities, and IDE may also be liable for injuries to agents, employees and contractors who are acting within the course and scope of their duties. IDE currently maintains liability insurance coverage with aggregate policy limits that IDE believes to be adequate for its operations. However:

•	IDE may not be able to continue to obtain insurance on commercially reasonable terms;

•	IDE may be faced with types of liabilities that will not be covered by IDE’s insurance, such as damages from environmental contamination; and

•	the dollar amount of any liabilities may exceed IDE’s policy limits.

A successful claim for which IDE is not fully insured could have a material adverse effect on IDE. No assurance can be given that IDE will not be subject to future claims in excess of the amount of insurance coverage that IDE deems appropriate to maintain.

IDE may be faced with product liability claims.

Most of IDE’s products are used in hazardous drilling and production applications in which an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment or suspension of operations. Despite IDE’s quality assurance measures, defects may occur in IDE’s products. Any defects could give rise to liability for damages, including consequential damages, and could impair the market’s acceptance of IDE’s products. IDE generally attempts to contractually disclaim responsibility for consequential damages, but IDE’s disclaimers may not be effective. IDE carries product liability insurance as a part of IDE’s commercial general liability coverage of $2 million per occurrence with a $5 million general aggregate annual limit. Additional coverage may also be available under IDE’s umbrella policy. IDE’s insurance may not adequately cover IDE’s costs arising from defects in IDE’s products or otherwise.

The loss of the services or one or more of IDE’s executive officers or key employees could harm IDE’s business. IDE is a small and rapidly- growing company that relies upon a few key employees to ensure its business operates efficiently.

IDE’s success will be dependent to a significant degree upon the business expertise and continued contributions of IDE’s senior management team, including in particular the efforts of Stephen Cope, IDE’s Chairman and Chief Executive Officer and Richard Dodson, President and Chief Operating Officer. Because IDE is a small and rapidly growing company, IDE believes the loss of key personnel would be more disruptive to it than it would be to a large, multinational manufacturer. While IDE currently has employment agreements with its senior executives, many of its employees could with little or no prior notice, voluntarily terminate their employment with IDE at any time. IDE does not maintain key person life insurance on the life of any of its employees. The loss of the services of Mr. Cope, Mr. Dodson or any of IDE’s other senior officers, or an inability to attract and retain other qualified personnel, may adversely affect IDE’s business and prospects.

In addition, IDE’s senior management team may not be able to successfully manage IDE’s business as it grows larger. If they are unable to handle these increased responsibilities and IDE is unable to identify, hire and integrate new personnel, IDE’s business, results of operations and financial condition would suffer. Even if IDE is able to identify new personnel, the integration of new personnel into IDE’s business will inevitably occur over an extended period of time. During that time, the lack of sufficient senior management personnel would cause IDE’s results of operations to suffer.

Being a public company could place a strain on IDE’s management.

The requirements associated with being part of a public company could place a strain on IDE’s senior management team. IDE may hire additional persons to assist with investor relations, or outsource this function, either of which will increase the company’s costs. Further, management’s attention may be diverted from other business concerns, which could adversely affect the company’s business. IDE will need to make changes to IDE’s corporate governance, disclosure controls and financial reporting and accounting systems to meet its reporting obligations. However, the measures IDE takes may not be sufficient to satisfy the company’s obligations as a public company. Any failure to provide reliable financial reports or prevent fraud would harm the company’s business and operating results and cause the company to fail to meet the company’s reporting obligations which would cause the company’s stock price to suffer.

Demand for IDE’s products and services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.

Demand for IDE’s products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of, and demand for, oil and natural gas, market uncertainty and speculation, and a variety of other factors that are beyond IDE’s control. The equity, credit and commodity markets have seen significant volatility since late 2008 and early 2009. Oil and natural gas prices rose to record levels in 2008 and then began to decline in late 2008 in conjunction with the widespread economic recession. While the price of oil rebounded somewhat in 2009 and continued to rise throughout 2010 and 2011, the price of natural gas has remained depressed since 2009 largely due to discoveries of vast new natural gas resources in the U.S. During 2011, oil prices generally remained high due to increased demand, generally flattening international supply and geopolitical tensions. Gas prices have begun trending upwards in the latter half of 2012 and prices are currently above $3.00 per mmbtu. The price of oil and gas may continue to fluctuate in the near- and long-term. Any prolonged reduction in oil and natural gas prices may depress the immediate levels of exploration, development and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies may result in the reduction or deferral of major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity may result in a corresponding decline in the demand for IDE’s products and services that could have a material adverse effect on IDE’s revenue and profitability. Many factors affect the supply and demand for oil and natural gas and therefore influence the demand for IDE’s products and services, including:

•	the level of production;

•	the levels of oil and natural gas inventories;

•	domestic and worldwide demand for oil and natural gas;

•	the expected cost of developing new reserves;

•	the actual cost of finding and producing oil and natural gas;

•	the availability of attractive oil and gas field prospects, which may be affected by governmental actions and regulations or environmental activists;

•	the availability of transportation infrastructure and refining capacity;

•	the level of drilling activity;

•	global weather conditions and natural disasters;

•	worldwide political, military and economic conditions and economic activity, including growth in underdeveloped countries;

•	national government political objectives, including the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels and prices for oil;

•	the cost and timing of the development of alternate energy sources; and

•	tax policies.

If demand for drilling services or drilling rig utilization rates decrease significantly, demand for IDE’s products and services may decrease, which could affect IDE’s result of operations.

The oil and gas industry is undergoing continuing consolidation that may impact IDE’s results of operations.

The oil and gas industry is rapidly consolidating and, as a result, some of IDE’s largest customers have consolidated and are using their size and purchasing power to seek economies of scale and pricing concessions. This consolidation may result in reduced capital spending by some of IDE’s customers or the acquisition of one or more of IDE’s primary customers, which may lead to decreased demand for IDE’s products and services. IDE cannot make any assurance that it will be able to maintain its level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of IDE’s primary customers may have a significant negative impact on IDE’s results of operations or IDE’s financial condition. IDE is unable to predict what effect consolidations in the industry may have on price, capital spending by its customers, its selling strategies, its competitive position, its ability to retain customers or its ability to negotiate favorable agreements with its customers.

IDE must successfully compete for the services of highly-trained technical or trade personnel.

Many of the services that IDE provides are complex and require a high level of expertise and often must be performed in harsh conditions. IDE’s success depends in part upon its ability to employ and retain technical personnel with the ability to produce and enhance these services. In addition, IDE’s ability to expand IDE’s operations depends in part on IDE’s ability to increase IDE’s skilled labor force. The demand for skilled workers in IDE’s industry is high and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of IDE’s skilled labor force, increases in the wage rates that IDE must pay, or both. If these events were to occur, IDE’s cost structure could increase, IDE’s margins could decrease, and IDE’s growth potential could be impaired.

The intense competition in IDE’s industry could result in IDE’s reduced profitability and loss of market share.

In all of IDE’s business segments, IDE competes with the energy industry’s largest equipment and service providers, including, in particular, National Oilwell Varco, which is by far the largest manufacturer in the industry and has reported revenues in 2011 of approximately $7.8 billion. Some of these companies have substantially greater financial resources and larger operations than IDE does. In addition, some of these companies may be better able to compete because of their broader geographic dispersion or their product and service diversity. As a result, IDE could lose customers and market share to those competitors. These companies may also be better positioned than IDE is to successfully endure downturns in the energy industry. IDE’s operations may be adversely affected if IDE’s current competitors or new market entrants introduce new products or services with better prices, features, performance or other competitive characteristics than IDE’s products and services. Competitive pressures or other factors also may result in significant price competition that could harm IDE’s revenue and IDE’s business. Additionally, IDE may face competition in its efforts to acquire other businesses.

The high cost or unavailability of materials, equipment, supplies and personnel could adversely affect IDE’s ability to execute IDE’s operations on a timely basis.

IDE’s manufacturing operations are dependent on having sufficient raw materials, component parts and manufacturing capacity available to meet its manufacturing plans at a reasonable cost while minimizing inventories. IDE’s ability to effectively manage its manufacturing operations and meet these goals can have an impact on IDE’s business, including IDE’s ability to meet its manufacturing plans and revenue goals, control costs and avoid shortages of raw materials and component parts. Raw materials, component parts and equipment of particular concern include steel, copper, engine generator sets, drill pipe and electronic components. A lack of manufacturing capacity could result in increased backlog, which may limit IDE’s ability to respond to short lead-time orders or opportunities.

People are a key resource to developing, manufacturing and delivering IDE’s products and services to IDE’s customers around the world. IDE’s ability to manage the recruiting, training and retention of the highly-skilled workforce required by IDE’s plans and to manage the associated costs could impact IDE’s business. A well-trained, motivated work force has a positive impact on IDE’s ability to attract and retain business. Rapid growth presents a challenge to IDE and its industry to recruit, train and retain its employees while managing the impact of wage inflation and potential lack of available qualified labor in its market. Labor-related actions, including strikes, work slowdowns and facility occupations, can also have a negative impact on IDE’s business.

IDE depends on third-party suppliers for timely deliveries of raw materials at a reasonable cost, and IDE’s results of operations could be adversely affected if IDE is unable to obtain adequate supplies in a timely manner.

IDE’s manufacturing operations depend upon obtaining adequate supplies of raw materials from third parties. The ability of these third parties to deliver raw materials may be affected by events beyond IDE’s control. Any interruption in the supply or increase in the prices of raw materials needed to manufacture IDE’s products could adversely affect IDE’s business, results of operations and reputation with its customers. Fluctuations in commodity prices may affect IDE’s margins and its earnings.

If IDE’s arrangements with its suppliers were to be adversely affected, its equipment sales and parts and service businesses may suffer.

IDE currently depends on a limited number of suppliers for certain important components for its products. IDE’s purchases from most of these suppliers are not made pursuant to long-term contracts and its arrangements with these suppliers may be terminated, in the case of certain arrangements, upon certain notifications and, otherwise, upon the occurrence of certain events, many of which may be beyond IDE’s control. The loss of any of these suppliers could have a material adverse effect on IDE’s business, financial condition and results of operations.

IDE’s business may be adversely affected by severe weather.

IDE’s operations are located in Houston, Texas and are directly affected by seasonal differences in weather due to hurricanes and other storms prevalent in the region. Repercussions of severe weather conditions may include:

•	evacuation of personnel and curtailment of services;

•	weather-related conditions resulting in suspension of operations;

•	weather-related damage to IDE’s facilities;

•	increase in insurance cost and reduction in its availability;

•	inability to receive or delays in receiving required equipment or materials at IDE’s facilities; and

•	loss of productivity.

Any future forecast of earnings will be inherently uncertain and subject to significant business, economic, financial, regulatory and competitive risks and uncertainties that could cause our actual results to differ materially from such forecasts.

Any future earnings forecasts will be inherently uncertain and subject to significant business, economic, financial, regulatory and competitive risks and uncertainties that could cause our actual results to differ materially from that which is forecasted. Because we have neither engaged in any operations nor generated any revenues to date and IDE’s operating history is limited, we may face greater difficulties in accurately projecting earnings. Such earnings forecasts will be prepared by management and will not be verified by an opinion or report from any independent registered public accountants. We can make no assurance that we will be able to forecast earnings accurately, if at all, or that we will be able to achieve such forecasts.

Risks Related to the company and the Merger

Our stockholders only opportunity to affect the investment decision regarding the Merger will be limited to the exercise of their right to redeem shares of common stock for cash in the Tender Offer.

Our stockholders will not be provided with an opportunity to evaluate the specific merits or risks of the Merger. Since our board of directors may consummate the Merger without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Merger, unless we seek such stockholder vote. Accordingly, our stockholders only opportunity to affect the investment decision regarding the Merger may be limited to exercising their redemption rights within the period of time set forth in the Offer to Purchase and accompanying materials. In addition, an election to exercise redemption rights could still be rejected if holders of more than 5,520,000 shares of common stock elect to exercise their redemption rights, or if, as a condition of the consummation of the business transaction, we are required to meet a certain minimum valuation.

Our public stockholders will not be afforded an opportunity to vote on the Merger, which means we may consummate the Merger even though holders of a majority of our shares of common stock do not support such a transaction.

We will not hold a stockholder vote before we consummate our initial business transaction unless the business transaction would require stockholder approval under applicable state law or we decide to hold a stockholder vote for business reasons. We do not expect to hold a stockholder vote on the Merger. Accordingly, we may consummate the Merger even if holders of a majority of our public shares do not approve of the business transaction.

We may not be able to consummate a business transaction within the required timeframe, in which case we will be forced to redeem our public stockholders and liquidate.

Our Sponsor, officers and directors have agreed that we will have until December 15, 2012 to consummate our initial business transaction. If we do not consummate a business transaction by December 15, 2012, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as possible, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to applicable law, and (iii) as promptly as possible following such redemption, subject to the approval our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. We may not be able to consummate the Merger within the required time frame. If we are unable to consummate the Merger, we will not be able to find an alternative initial business transaction and we will be forced to liquidate. We and our officers and directors have agreed not to propose any amendment to our Certificate of Incorporation that would affect the substance or timing of our obligation to redeem our shares. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business transaction.

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

Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver . In addition, such entities may not agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and may seek recourse against the trust account for any reason. Upon redemption of our public shares if we are unable to complete a business transaction within the required timeframe or upon the exercise of a redemption right in connection with a business transaction, we will be required to provide for payment of claims of creditors which were not waived that may be brought against us within the subsequent 10 years prior to redemption. Accordingly, the (i) per share redemption price or (ii) per share liquidation price could be less than the $10.20 per share held in the trust account, plus interest (net of any taxes and amounts released to us for working capital purposes), due to claims of such creditors. In addition, Alan B. Menkes, our Chief Executive Officer, Keith E. Oster, our President, James N. Mills, our Chairman of the Board and Michael Dion, our Executive Vice President, have agreed that each will be liable to us jointly and severally, if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.20 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act of 1933 (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Messrs. Menkes, Oster, Mills and Dion will not be responsible to the extent of any liability for such third party claims. We have not, however, asked Messrs. Menkes, Oster, Mills and Dion to reserve for such indemnification obligations and there is no assurance Messrs. Menkes, Oster, Mills and Dion will be able to satisfy those obligations.

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

Our stockholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our redemption of our public shares for a per share pro rata portion of the trust account (including interest but net of any taxes and amounts released to us for working capital purposes), subject to the requirements of applicable law, (ii) our consummation of a business transaction, and then only in connection with those shares of common stock that such stockholder properly elected to redeem, subject to the restrictions described in the prospectus or (iii) our liquidation (if redemption does not occur). In no other circumstances will a stockholder have any right or interest of any kind in the trust account.

We have not established an audit committee or a compensation committee.

Our board of directors intends to establish an audit committee and a compensation committee upon consummation of the Merger. At such times, our board of directors intends to adopt charters for these committees. Prior to such times, we do not intend to establish either committee. Accordingly, there is not a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses, such as IDE, nor is there a separate committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements, nor is there a separate committee to review the new employment agreements entered into by IDE.

If the net proceeds of the offering outside of the trust account are insufficient to allow us to operate until December 15, 2012, we may not be able to complete an initial business transaction.

As of September 30, 2012, approximately $0.2 million of the net proceeds of our IPO not held in the trust account were available to us to cover expenses incurred in connection with a business transaction or to cover expenses in connection with our liquidation if we do not complete a business transaction by December 15, 2012. However, we cannot assure stockholders that these funds will be sufficient to allow us to operate until December 15, 2012. We may request the release of such funds for a number of purposes that may not ultimately lead to the consummation of a business transaction.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete a business transaction.

•	In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and consummate a business transaction and thereafter to operate the acquired business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor. We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring, growing and businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the consummation of our primary business objective, which is a business transaction; or (ii) absent a business transaction, our return of the funds held in the trust account to our public stockholders as part of our redemption of public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act . If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expense for which we have not accounted.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we do not consummate a business transaction by December 15, 2012, our Sponsor, officers and directors have agreed that we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as possible, but not more than five business days thereafter, redeem our public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less taxes and amounts released to us for working capital purposes, subject to the requirements of Delaware General Corporation Law Section 160 and other applicable law, and (iii) as promptly as possible following such redemption, subject to the approval our remaining stockholders and our board of directors, dissolve and liquidate as part of our plan of dissolution and liquidation. Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them pursuant to a dissolution, and our redemption of the shares sold in the offering may be deemed a liquidating distribution. If a corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Because we will not be complying with certain procedures set forth in Section 280 of the Delaware General Corporation Law, as set forth above, a stockholder who received distributions in the redemption may be liable for the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder beyond the third anniversary of the dissolution.

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

Holders of our warrants will be able to exercise the warrants for cash only if we have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock and, even in the case of a cashless exercise which is permitted in certain circumstances, such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have undertaken in the warrant agreement, and therefore have a contractual obligation, to use our best efforts to maintain an effective registration statement covering the shares of common stock issuable upon exercise of the warrants following completion of the offering, and we intend to comply with our undertaking, we may not be able to do so. Factors such as an unexpected inability to remain current in our SEC reporting obligations or other material developments concerning our business could present difficulties in maintaining an effective registration statement and a current prospectus. Holders of warrants will not be entitled to a cash settlement for their warrants if we fail to have an effective registration statement or a current prospectus available relating to the shares of common stock issuable upon exercise of the warrants. The expiration of warrants prior to exercise would result in each unit holder paying the full unit purchase price solely for the shares of common stock underlying the unit.

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

We have not obtained an opinion from an independent investment banking firm as to the fair market enterprise value of the target business or that the price we are paying for the business is fair to our stockholders.

Unless we consummate a business transaction with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders unless our board of directors is not able to independently determine that a target business or businesses have a sufficient fair market enterprise value or there is a conflict of interest with respect to the transaction. The fair market enterprise value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value, and the price for which comparable businesses have recently been sold. We have not obtained such an opinion in connection with the Merger and do not plan to obtain one if we are able to consummate the RWI Transaction. As a result, our stockholders will be relying on the judgment of our board of directors.

We may issue shares of our capital stock to complete the Merger, which would dilute the equity interest of our stockholders and likely cause a change in control of our company.

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are currently 91,480,000 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of shares of common stock upon full exercise of our outstanding warrants, a total of 85,090,000 will be available for issuance). The issuance of additional shares of common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of shares of common stock if preferred stock is issued with rights senior to those afforded to the holders of our shares of common stock;

•	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our shares of common stock.

Substantial resources have been expended in researching and evaluating the Merger, which, if not consummated, could materially adversely affect the amount of proceeds available in the trust account.

The investigation of IDE’s business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments have required substantial management time and attention and substantial costs for accountants, attorneys and other third party fees and expenses. If we decide not to consummate the Merger, the costs incurred up to that point for the proposed transaction likely would not be recoverable. We may fail to consummate the business transaction for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect the amount of proceeds available in the trust account.

Our ability to successfully effect the Merger and to be successful thereafter will be dependent in large part upon the efforts of our key personnel, including our officers and directors.

Our ability to successfully effect the Merger is dependent upon the efforts of our key personnel. Our key personnel will also be officers, directors, key personnel and/or members of other entities, to whom we anticipate we will have access on an as needed basis, although such personnel may not be able to devote sufficient time, effort or attention to us when we need it. To date, none of our key personnel, including our executive officers, have entered into employment or consultant agreements with us. Mr. Dion, the company’s Executive Vice President and Director, will enter into an employment agreement to serve as the company’s Chief Financial Officer upon consummation of the Merger.

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

We will only have a limited ability to evaluate the management of the target acquisition.

We have and will continue to closely scrutinize the management of the target acquisition; however, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various operational issues which may adversely affect our operations.

We may engage in a business transaction with one or more target businesses that have relationships or are affiliated with our Sponsor, directors or officers, which may raise potential conflicts.

We may engage in a business transaction with one or more target businesses that have relationships or are affiliated (as defined in Rule 405 promulgated under the Securities Act) with our Sponsor, directors or officers, which may raise potential conflicts. Also, the completion of a business transaction between us and an entity owned by a business in which one of our directors or officers may have an interest could enhance their prospects for future business from such client. To minimize potential conflicts of interest, we have agreed not to consummate, and our Certificate of Incorporation provides that we may not consummate, a business transaction with a target business that is affiliated with our Sponsor, our directors or officers or any of our or their affiliates unless we obtain an opinion from an independent investment banking firm that is a member of FINRA that the business transaction is fair to our stockholders from a financial point of view.

Since our Sponsor, officers and directors will lose their entire investment in us if a business transaction is not consummated and our Sponsor may be required to pay costs associated with our liquidation and our officers and directors have significant financial interests in us, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business transaction.

Our Sponsor owns 1,597,500 shares of common stock and 390,000 placement units and our officers and directors directly own an aggregate of 523,448 shares of common stock. All of these shares of common stock and placement units will be worthless if we do not consummate a business transaction. In addition, in the event we are forced to liquidate, our Sponsor has agreed to advance us the entire amount of the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $30,000) and has agreed not to seek repayment for such expenses. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business transaction and completing an initial business transaction. Consequently, the discretion of our officers and directors, in identifying and selecting a suitable target business transaction may result in a conflict of interest when determining whether the terms, conditions and timing of a particular initial business transaction are appropriate and in the best interest of our public stockholders.

Since our officers and directors will lose their entire investment if we are unable to complete a business transaction, in the event we seek stockholder approval of our business transaction, our intention to pay only holders of our shares of common stock voting in favor of such business transaction a pro rata portion of the interest earned on our trust account may be viewed as a conflict of interest.

Our Sponsor, which is controlled by certain of our officers and directors, and our officers and directors, will lose their entire investment in us if we are unable to consummate a business transaction by December 15, 2012. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business transaction and completing an initial business transaction. As a result of this potential conflict, our intention, solely in the event we seek stockholder approval of our business transaction, to only pay holders of our shares of common stock who vote in favor of such transaction a pro rata portion of the interest earned on the trust account may be viewed as a conflict of interest and may be challenged as not enforceable.

The requirement that we complete a business transaction by December 15, 2012 may give potential target businesses leverage over us in negotiating a business transaction.

If we have not consummated a business transaction by December 15, 2012 we will redeem our public shares for a per share pro rata portion of the trust account, plus a portion of the interest earned on the trust account but net of any taxes, and then adopt a plan of dissolution pursuant to which we will liquidate and promptly distribute the balance of our net assets to our remaining stockholders (subject to our obligations under Delaware law for claims of creditors). IDE and its advisors are aware of this requirement. Consequently, IDE and its advisors may exercise leverage over us in negotiating a business transaction, knowing that if we do not complete a business transaction with IDE, we may be unable to complete a business transaction with IDE or any other target business by the applicable deadline. This risk increases as we get closer to the time limits referenced above.

The requirement that we complete a business transaction by December 15, 2012 may motivate our officers and directors to approve a business transaction that is not in the best interests of stockholders.

Each of our officers and directors may receive reimbursement for out-of-pocket expenses incurred by him in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business transactions. The funds for such reimbursement will be provided from the money not held in trust. In the event that we do not effect a business transaction by December 15, 2012, then any expenses incurred by such individuals in excess of the money being held outside of the trust account will not be repaid and we will liquidate. On the other hand, if we complete a business transaction within such time period, those expenses will be repaid by the target business. Consequently, our officers and directors may have a conflict of interest when determining whether the terms, conditions and timing of a particular initial business transaction are appropriate and in the best interest of our public stockholders.

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

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on a national securities exchange.

Our units, shares of common stock and warrants are traded on the over-the-counter market and are quoted on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on a national securities exchange. Lack of liquidity will limit the price at which our stockholders may be able to sell our securities or their ability to sell our securities at all.

As a result of new exchange rules, we will not be able to list our securities on a national securities exchange immediately following the completion of an initial business transaction.

Unlike many-blank check companies that were previously quoted on the OTCBB and subsequently became listed on a national securities exchange as part of their initial business transaction, we will not be able, immediately following our initial business transaction, to list our securities on a national securities exchange. On November 9, 2011, the SEC approved new rules of the three major U.S. listing markets that toughen the standards that companies going public through a reverse merger must meet to become listed on those exchanges. Following the completion of our initial business transaction, we will have to meet the strengthened listing criteria of such securities exchanges, including but not limited to having completed a one-year “seasoning period” by trading on the OTCBB following our initial business transaction, having filed an annual report on Form 10-K covering a full fiscal year commencing after the filing with the SEC of all information regarding our initial business transaction and having maintained a requisite minimum bid price for a sustained period of time. As a result, the liquidity and price of our securities, following our initial business transaction, may be more limited than if our securities were listed on a national securities exchange.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to our reports of operating losses, one or more potential business transactions, the filing of periodic reports with the SEC, and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of the securities after the Merger can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Stockholders may be unable to sell their securities unless a market can be established or sustained.

Unlike other blank check companies, we allow our public stockholders holding no more than 92% of the shares sold in the IPO to exercise their redemption rights. This higher threshold will make it easier for us to consummate the Merger with which a substantial majority of our stockholders do not agree.

We will proceed with the Merger unless holders of more than 92% of our public shares redeem their shares. However, the redemption threshold may be reduced by the terms and conditions of our proposed initial business transaction. For example, the proposed business transaction may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business transaction. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business transaction exceed the aggregate amount of cash available to us, we will not consummate the business transaction, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. To the extent we are unable to obtain alternative financing on reasonable terms, in order to avoid having to reduce the redemption threshold, the amount of shares that we will seek to redeem in conjunction with our initial business transaction is likely to be lower than 92%. Although we believe it is unlikely, in such case, the amount of common shares which we would seek to redeem may be lower than the threshold used by most blank check companies. Traditionally, blank check companies would not be able to consummate a business transaction if the holders of their public shares voted against a proposed business transaction and elected to redeem more than a much smaller percentage of the shares sold in such company’s initial public offering, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business transactions because the number of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with a business transaction. We may be able to consummate a business transaction even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares.

The ability of a larger number of our stockholders to exercise redemption rights may not allow us to consummate the Merger.

If the Merger requires us to use substantially all of our cash to pay the purchase price because we will not know how many stockholders may exercise their redemption rights, we may either need to reserve part of the trust account for possible payment upon redemption of our stockholders, or we may need to arrange third party financing to help fund our business transaction in case a larger percentage of stockholders exercise their redemption rights than we expect. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the Merger.

Even if holders of no more than 5,520,000 shares of common stock elect to exercise their redemption rights, we may be unable to consummate the Merger.

Although we permit holders of no more than 5,520,000 shares of common stock to exercise their redemption rights, the redemption threshold may be reduced by the terms and conditions of a potential business transaction. For example, the proposed business transaction may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business transaction. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business transaction exceeds the aggregate amount of cash available to us, we will not consummate the business transaction, and any shares tendered pursuant to the Tender Offer will be returned to the holders thereof following the expiration of the Tender Offer.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that an initial business transaction would be unsuccessful and that public stockholders would have to wait for liquidation in order to redeem their shares.

If, pursuant to the terms of an initial business transaction, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business transaction and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business transaction would be unsuccessful is increased. If the Merger is unsuccessful, public stockholders would not receive their pro rata portion of the trust account until we liquidate. If public stockholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time their shares of common stock may trade at a discount to the pro rata amount in our trust account. In either situation, public stockholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with the redemption until we liquidate or they are able to sell their shares in the open market.

To effectuate a business transaction, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments. We cannot assure our stockholders that we will not seek to amend our Certificate of Incorporation or governing instrument to effectuate the Merger.

To effectuate a business transaction, blank check companies have, in the recent past, amended various provisions of their charters or other governing instruments. For example, blank check companies have amended the definition of business transaction. We cannot assure our stockholders that we will not seek to amend our Certificate of Incorporation or other governing instrument to effectuate the Merger.

Unlike most other blank check companies, the provisions of our Certificate of Incorporation may be amended with the approval of at least 65% of our outstanding shares of common stock.

Most blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business transaction activity, without approval by a certain percentage of the company’s stockholders. Typically, an amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our Certificate of Incorporation provides that any of its provisions, including those related to pre-business transaction activity, may be amended if approved by at least 65% of our outstanding shares of common stock. As a result, we may be able to amend the provisions of our Certificate of Incorporation which govern our pre-business transaction activities more easily that other blank check companies, and this may increase our ability to consummate a business transaction with which our stockholders do not agree. None of our directors or officers will propose any amendment to our Certificate of Incorporation that would affect our obligation to redeem our public shares if we do not complete our initial business transaction by December 15, 2012.

We may incur substantial debt to complete a business transaction, which may adversely affect our leverage and financial condition.

Although we currently have no commitments to incur debt, we may choose to incur substantial debt to complete a business transaction. The incurrence of debt could result in:

•	default and foreclosure on our assets if our operating cash flow after a business transaction is insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions;

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

•	our inability to pay dividends on our shares of common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares of common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our Sponsor, officers and directors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As September 30, 2012, our Sponsor, officers and directors owned 29.5% of our issued and outstanding shares of common stock. This ownership interest, together with any other acquisitions of our shares of common stock (or warrants which are subsequently exercised), could allow our Sponsor, officers and directors to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions after the consummation of the Merger. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to re-elect existing directors or elect new directors prior to the consummation of the Merger, in which case all of the current directors will continue in office until at least the consummation of the Merger. If there is an annual meeting, as a consequence of our staggered board of directors, only a minority of the board of directors will be considered for election and our Sponsor, officers and directors, because of their ownership position, will have considerable influence regarding the outcome of an election of directors. The interests of our Sponsor, officers and directors and our stockholders’ interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.

We may not have an effective registration statement for the shares of shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws at the time when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

Under the terms of the warrant agreement, we have agreed to use our best efforts to file a post-effective or new registration statement under the Securities Act covering the shares of shares of common stock underlying the public warrants and maintain a current prospectus relating to such shares, and to use our best efforts to take such action as is necessary to register or qualify for sale, in those states in which the warrants were initially offered by us, the shares issuable upon exercise of the warrants, to the extent an exemption is not available. We cannot assure our stockholders that we will be able to do so. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis, under certain circumstances specified in the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. In no event will we be required to issue cash, securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of common stock for sale under all applicable state securities laws.

We may be unable to obtain additional financing, if required, to complete the Merger or to fund the operations and growth of IDE, which could compel us to restructure the transaction or abandon the Merger.

We believe that the net proceeds of the IPO in our trust account will be sufficient to allow us to consummate the Merger. However, if the net proceeds in our trust account prove to be insufficient, because of our obligation to pay cash to redeem shares in excess of 3,629,000 shares of common stock tendered in the Tender Offer, we will be required to seek additional financing. We may also need to seek financing to fund IDE’s growth, including as a result of acquisitions it considers from time to time. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate the Merger, we would be compelled to either restructure or abandon the Merger. Our ability to obtain additional financing will be subject to a number of factors, including market conditions, its operating performance and investor sentiment. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after the Merger.

We may choose to redeem our outstanding warrants at a time that is disadvantageous to our warrant holders.

We may redeem the outstanding warrants (excluding any placement warrants held by our Sponsor or its permitted assigns) issued as a part of our units at any time after the warrants become exercisable, in whole and not in part, at a price of $0.01 per warrant, upon not less than 30 days prior written notice of redemption, and if, and only if, the last sales price of our shares of common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. In addition, we may not redeem the warrants unless on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants we have an effective registration statement covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to such shares of common stock is available.

We will likely redeem the warrants if the market price of our shares of common stock reaches $17.50 per share for the necessary trading period, since doing so would allow us to decrease the dilutive effect of the warrants. Redemption of the warrants could force the warrant holders to exercise the warrants, whether by paying the exercise price in cash or through a cashless exercise at a time when it may be disadvantageous for the holders to do so, to sell the warrants at the then current market price when they might otherwise wish to hold the warrants, or to accept the nominal redemption price which, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. We expect most purchasers of our warrants will hold their securities through one or more intermediaries and consequently they are unlikely to receive notice directly from us that the warrants are being redeemed. If a warrant holder fails to receive notice of redemption from a third party and their warrants are redeemed for nominal value, that warrant holder will not have recourse to us.

An investor will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. Because the exemptions from qualification in certain states for resales of warrants and for issuances of shares of common stock by the issuer upon exercise of a warrant may be different, a warrant may be held by a holder in a state where an exemption is not available for issuance of shares of common stock upon an exercise and the holder will be precluded from exercise of the warrant. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the shares of common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of 65% of the then outstanding public warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in an adverse way to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Examples of such adverse amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period, provide for redemption of warrants or decrease the number of shares of common stock purchasable upon exercise of a warrant.

Provisions in our Certificate of Incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of common stock and could entrench management.

Our Certificate of Incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our staggered board of directors may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of any issue new series of preferred stock without stockholder approval.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Recent revisions to Sections 1-202 and 2-202 of Regulation S-X and Item 308 of Regulation S-K require the expression of a single opinion directly on the effectiveness of our internal control over financial reporting from our independent registered public accounting firm. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. IDE may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations . Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

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

The grant of registration rights to our Sponsor, officers and directors may make it more difficult to complete the Merger, and the future exercise of such rights may adversely affect the market price of our shares of common stock.

Pursuant to a registration rights agreement, our Sponsor, officers and directors and their permitted transferees can demand that we register the initial shares, placement units, placement shares and placement warrants, and the shares of common stock issuable upon exercise of the placement warrants. The registration rights will be exercisable with respect to the initial shares, the placement units, placement shares and the placement warrants and the shares of common stock issuable upon exercise of such placement warrants at any time commencing upon the date that such shares are released from transfer restrictions. We will bear the cost of registering these securities. If such persons exercise their registration rights in full, there will be an additional 2,130,000 shares of common stock and up to 390,000 shares of common stock issuable on exercise of the placement warrants eligible for trading in the public market. Additionally, in connection with the Merger, we have granted certain registration rights to former IDE stockholders, and have agreed that the post-Merger entity will bear the costs of registering the securities subject to that agreement. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our shares of common stock. In addition, the existence of the registration rights may make the Merger more costly or difficult to conclude. This is because the stockholders of IDE may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our shares of common stock that is expected when the securities owned by our Sponsor, officers and directors are registered.

If we are unable to complete the Merger, our public stockholders may receive only approximately $10.20 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources, or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete and complete the merger may be limited by our available financial resources. Furthermore, if we are obligated to pay cash for the shares of common stock redeemed, then the resources available to us for a business transaction may be reduced. Any of these obligations may place us at a competitive disadvantage in completing the Merger. If we are unable to complete the Merger, our public stockholders may receive only approximately $10.20 per share on our redemption, and our warrants will expire worthless.

Concentration of ownership after the Merger may have the effect of delaying or preventing a change in control.

If the Merger is consummated, our Sponsor, officers and directors as a group will own approximately 20.4% of the voting power of the company in the event no shares of common stock are tendered in the Tender Offer and approximately 33.8% of the voting power of the company, in the event 5,520,000 shares of common stock are accepted in the Tender Offer, assuming in each case no contingent shares of common stock are issued, none of the outstanding warrants are exercised and 39,000 shares of common stock are issued in exchange for our placement warrants. As a result, such persons, if acting together, have the ability to influence the outcome of corporate actions of the company requiring stockholder approval. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the company’s shares of common stock.

Directors of the company have potential conflicts of interest in structuring and negotiating the Merger and approval of the other transactions.

When considering whether to tender shares of common stock pursuant to the Tender Offer, the company security holders should be aware that directors and executive officers of the company have interests in the Merger that may be different from, or in addition to, the interests of the company security holders. These interests include:

•	the continued indemnification of current officers and directors of the company under the Merger Agreement and the continuation of directors’ and officers’ liability insurance following the consummation of the Merger;

•	the retention of two of the officers and directors of the company as directors of the company following the consummation of the Merger;

•	the retention of one of the company’s officers as an officer following consummation of the Merger; and

•	the continued right of the company officers and directors to hold shares of common stock in the company following consummation of the Merger.

These interests may influence the company’s officers and directors in the negotiation of the Merger and the approval of the other transactions.

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

Empeiria Acquisition Corp.

Dated: November 12, 2012	/s/ Alan B. Menkes
Alan B. Menkes Chief Executive Officer (Principal executive officer)

Dated: November 12, 2012	/s/ Joseph Fong
Joseph Fong Chief Financial Officer and Executive Vice President (Principal financial and accounting officer)

