Form 10-K
period 2012-12-31
Integrated Drilling Equipment Holdings Corp
filed 2013-04-16
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

Commission File No. 000-54417

Integrated Drilling Equipment Holdings Corp.
(formerly Empeiria Acquisition Corp.)

(Exact name of registrant as specified in its charter)

Delaware	27-5079295
(State of incorporation)	(I.R.S. employer identification no.)

25311 I-45 North
Woodpark Business Center, Bldg 6
Spring, Texas 77380
281-465-9393
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class

Common Stock, $0.0001 par value per share

Warrants to purchase shares of Common Stock

Units, each comprised of one share of Common Stock and one Warrant

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Instruction Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2012 was approximately $59,760,000.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of April 9, 2013 was $8,685,700.

Table of Contents

		Page

PART I.
Item 1.	Business	2
Item 1A.	Risk Factors	15
Item 1B.	Unresolved Staff Comments	30
Item 2.	Properties	30
Item 3.	Legal Proceedings	31
Item 4.	Mine Safety Disclosures	31

PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 8.	Consolidated Financial Statements and Supplementary Data	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	67
Item 9A.	Controls and Procedures	67
Item 9B.	Other Information	68

PART III.
Item 10.	Directors, Executive Officers, and Corporate Governance	68
Item 11.	Executive Compensation	73
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	75
Item 13.	Certain Relationships and Related Transactions, and Director Independence	78
Item 14.	Principal Accountant Fees and Services	82

PART IV.
Item 15.	Exhibits and Financial Statement Schedules	83

SIGNATURES		88
EXHIBIT INDEX		84

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These statements include any statements that are not statements of historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including:

•	Our limited operating history and ability to generate consistent cash flows.

•	Our ability to maintain existing customers and timely deliver our backlog.

•	Our ability to manage anticipated growth, develop new products and services and integrate future acquisitions and joint ventures.

•	Trends in the oil and gas industry, including changes in oil and natural gas prices and consolidation in this industry.

•	Intense competition and availability and cost of materials, equipment and supplies.

•	Our ability to retain and compete for the services of management and highly-trained technical or trade personnel.

•	Instability in international economic and political conditions and severe weather.

•	Complying with U.S. laws and regulations while competing with foreign companies not subject to these laws and regulations.

•	Losses on fixed-price contracts or loss of any of our major customers.

•	Our ability to service our debt and pay dividends.

•	That the complexity of percentage-of-completion accounting and the fact that we may be required to recognize a charge against current earnings under these accounting rules.

•	Our officers, directors and principal stockholders, who hold a significant percentage of our stock, may have interests that are different or adverse to other stockholders.

•	Our ability to obtain additional financing and comply with restrictive covenants under our existing and future debt agreements.

•	That we may issue additional debt securities or otherwise incur substantial indebtedness.

•	Impact of litigation and the availability and cost of insurance.

•	Compliance with environmental laws and regulations.

•	Increased burdens of being a public company, including complying with the Sarbanes Oxley Act and the Dodd-Frank Act.

•	Lack of an active, liquid market for our common stock, which may impact our stock price.

•	Fluctuations in our quarterly operating reports.

•	Impact of qualifying as a controlled company and smaller reporting company.

•	Effect of anti-takeover provisions in our charter documents and Delaware law.

•	Our warrants may be amended or redeemed at a time that disadvantages warrant holders or our warrants may expire without any value.

•	Dilutive impact of registration rights granted to Empeiria Investors LLC, our sponsor, our officers and directors and other parties.

These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K (this “report”). In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions. The forward-looking events described in this report speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this report, references to the “Company,” “we,” “us” and “our” refer to Integrated Drilling Equipment Holdings Corp. (formerly Empeiria Acquisition Corp.) and its subsidiaries.

PART I.

Item 1.	Business

General

Empeiria Acquisition Corp. (“EAC”) was incorporated in Delaware in January 2011, for the purpose of acquiring one or more operating businesses or assets (“initial business transaction”). On June 21, 2011, we completed our initial public offering. On October 19, 2012, we entered into a merger agreement (the “Merger Agreement”) with Integrated Drilling Equipment Company Holdings Inc., a Delaware corporation (“IDE”), and Stephen Cope, in his capacity as representative of IDE’s stockholders (the “Representative”). On December 14, 2012, we consummated our initial business transaction with IDE (the “Merger”).

The Merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, for accounting and financial purposes, we were treated as the acquired company, and IDE was treated as the acquiring company. Accordingly, historical information, including historical financial information and the historical description of our business, for periods and dates prior to December 14, 2012, include information for IDE only.

On April 11, 2013, EAC changed its name to Integrated Drilling Equipment Holdings Corp.

We maintain an Internet website at www.ide-rig.com on which we intend to make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Commission. We also intend to provide access to the reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934 on our website. These materials are also available on the SEC’s website at www.sec.gov. Any materials we file with the Commission can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. Information on the operation of the Public Reference Room is available by calling the Commission at 1-800-SEC-0330.

Our executive offices are located at 25311 I-45 North, Woodpark Business Center, Building 6, Spring, Texas 77380 and our telephone number at that location is (281) 465-9393.

Recent Developments

On October 19, 2012, we entered into the Merger Agreement. Pursuant to the Merger Agreement, on October 19, 2012, we commenced a tender offer to purchase up to 5,520,000 shares of our issued and outstanding common stock for $10.20 per share (the “Offer”). The Offer expired at 5:00 p.m. on December 13, 2012. We purchased 5,448,971 shares of our common stock tendered in the Offer for an aggregate purchase price of $55.6 million.

On December 14, 2012, we completed the transactions contemplated by the Merger Agreement (the “Closing”). At Closing, we issued 4,825,671 shares of common stock and paid $20.0 million in cash to the former IDE stockholders. We are holding 750,000 additional shares on behalf of the former IDE stockholders to satisfy any indemnification claims we may have under the Merger Agreement. Depending on the amount of the indemnification claims we may make, we will distribute the remaining 750,000 additional shares to the former IDE stockholders 18 months after December 14, 2012. The former IDE stockholders may also be entitled to receive:

•	an additional cash payment of up to $10.0 million, equal to the amount by which 2013 EBITDA (as defined in the Merger Agreement) exceeds $30.0 million, multiplied by 0.5.

•	an additional 5,250,000 shares of common stock that we hold, distributed ratably if the Company’s stock price exceeds $12.00, $13.50, $15.00 and $17.00 respectively before December 14, 2017, or if a change of control transaction occurs following the Merger that values the Company’s common stock at more than the stock price thresholds. For example, if the Company’s stock price exceeds $13.50 per share or if a change of control transaction occurs following the Merger that values the shares at more than $13.50 per share, the former IDE stockholders will receive 2,625,000 shares.

For more information regarding the Merger, see “Certain Relationship and Related Transactions — Merger.”

In connection with the Closing, we entered into the following financing transactions:

•	A new $20.0 million four year secured second-lien term loan facility with Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P., as lenders, and Elm Park Capital Management, LLC, as administrative agent.

•	A $20.0 million amended and restated revolving credit facility with PNC Bank, National Association (which amended and restated IDE’s prior facility).

•	A stock purchase agreement pursuant to which Empeiria Investors, LLC (our “Sponsor”) purchased an aggregate of $2.5 million of our series A preferred stock (the “Preferred Stock”).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” for more information regarding our financing transactions.

On June 15, 2011, we completed a private placement of 390,000 units to our Sponsor (the “Placement Units”) for proceeds to us of $3.9 million. Each Placement Unit consisted of one share of common stock and one warrant to purchase one share of common stock at $11.50 per share (the “Placement Warrants”). On February 25, 2013, pursuant to the Placement Warrant Exchange Agreement, we exchanged our Sponsor’s Placement Warrants for 39,000 shares of common stock.

Business Overview

Based in Houston, Texas, we are an established manufacturer of drilling rigs and rig components and provider of rig refurbishment and reconfiguration services to contract drilling companies worldwide. Substantially all of our operations are conducted through our wholly owned subsidiary, IDE. Our principal service and product offerings consist of:

•	Constructing new land rigs based on our designs or customizing rigs to customers’ specifications. We believe we are one of a small number of vertically-integrated land focused rig manufacturers in the United States.

•	Providing a range of extensive reconfiguration and refurbishment services for land rigs to repair and extend the useful life or to adapt rigs for different drilling environments (e.g., upgrade for horizontal/unconventional drilling, international use, cold weather use, etc.).

•	Providing offshore rig upgrade packages, refurbishment services and related components for existing offshore platforms.

•	Supplying, through our IEC division, integrated electrical systems and control systems for a wide range of land and offshore drilling rigs.

•	Providing engineered hydraulic rig solutions, including hydraulic power units and related components, for all rig functions.

Our customers are primarily land and offshore drilling contractors that operate globally. Our top customers include Nabors Industries, Inc., Trinidad Drilling Ltd., Lewis Energy Group, Pioneer Energy Services, Sidewinder Drilling, Union Drilling, Inc., and Tuscany International Drilling Inc.

Our primary manufacturing operations are based at three facilities in Houston, Texas. The first facility is 53,000 square feet and includes a surrounding 30-acre rig yard used to manufacture and assemble new rigs as well as execute reconfiguration and refurbishment services. The second facility is approximately 50,000 square feet and is used by our IEC Systems division to manufacture drilling rig electrical components and rig power systems. Our third facility is 12,000 square feet and is used by our hydraulics group. We also maintain a spare parts warehouse from where we ship parts worldwide, 24 hours a day, seven days a week.

We manufacture the masts and substructures of our rigs to conform to the standards of the American Petroleum Institute (“API”). Additionally, our management systems conform with international API standards as well as the standards of the International Organization for Standardization.

Our products and services are sold and marketed primarily in North America by our own sales teams. We also use independent sales representatives for international sales.

Products and Services

We are a full service, vertically-integrated provider of services and products covering virtually all aspects of the design, manufacture, refurbishment, reconfiguration, assembly and testing and field servicing of land-based drilling rigs, rig parts, and rig control systems.

Our range of services includes:

•	Rig refurbishment and reconfiguring

•	Rig assembly and testing

•	Rig field services

•	Full rig electrical control system services

•	Automation

•	Hydraulic systems

Our product suite consists of:

•	Complete drilling rig packages

•	Major rig components

•	Rig subsystems and parts

•	Rig electrical, control systems, instrumentation, communication and automation

•	Rig fabrication

•	Hydraulic systems

•	Walking systems

Complete Drilling Rig Manufacturing

We manufacture complete land-based drilling rigs on a turnkey basis to meet specific customer specifications. Many of our rigs are custom-made to meet specific customer’s demands and are delivered in a fully-functional condition with all subsystems integrated and tested. We are vertically integrated, giving us the ability to manufacture and assemble the majority of the key components of a land rig. The following diagram illustrates the key components of a land drilling rig.

©2007 by Petroleum Extension Service (PETEX®) of The University of Texas. All rights reserved.

Components manufactured and services provided by us and our IEC and Hydraulics divisions include:

IDE	IEC	IDE Hydraulics
• Rig Fabrication	• Rig Power Systems	• Hydraulic Power Units
• Rig Construction / Rig Up	• AC and DC Drive Systems and MCC	• Other Rig Related Hydraulic Solutions
• Testing and Commissioning	• Electrical Rig Up	• System Integration
• Complete Mud Systems	• Engine Generators	• Hydraulic System Design
• Field Service	• Automation	• Testing
	• Controls/Sensors	• Rig Up/Support

We have a broad line of land drilling rigs as described below:

SPARTA. The fast-moving, self-erecting rig, brand-named “SPARTA,” is our new rig design targeting drilling in situations in which numerous wells are drilled in fast succession and in geographically remote regions. The SPARTA is a 1,000 to 2,000 HP diesel-electric rig used for intermediate drilling depths at locations with limited or restricted local infrastructure. The SPARTA rig uses our hydraulics system to raise and lower the mast and rig floor without having to rely on heavy equipment. This is a self-contained drilling system developed in response to customer demand for rigs that require less support and are move-friendly. These rigs are ideal for conditions common in the rapidly growing North American shale oil and gas basins, where the local drilling support, such as roads, access, and heavy equipment, is insufficient for operators to move a rig. The SPARTA is designed to be transported in a limited number of highway loads and can be configured as an exploration rig or a development rig. Through December 31, 2012, we have manufactured and delivered 11 SPARTA rigs for three customers, and we expect to complete four additional SPARTA rigs for delivery during the first half of 2013.

SEDS. Our Standard, Self-Elevating Drilling System (“SEDS”) is a diesel-electric rig designed for conventional drilling sites, where rig moving equipment is readily available. This rig is based on established, proven designs and provides a cost-effective solution to conventional drilling applications due to its simplicity to rig up, disassemble, transport and operate. Our SEDS rigs can be manufactured with a broad range of options, from 1,000 HP to 3,000 HP, and can be designed to target drilling depths of up to 30,000 feet. The modular design can be custom-winterized to work in colder environments, such as the North American Rocky Mountains, or custom-fitted to work in warmer environments, such as the Middle East, Africa and South America. Through December 31, 2012, we had manufactured and delivered six highly customized SEDS rigs for two customers, and we expect to complete one more SEDS rigs for delivery during the first half of 2013. The SEDS design has also been modified for use as a helicopter rig, custom designed to be moved by helicopter from one remote drilling site to another in locations where access or infrastructure is limited. Target markets for our helicopter rig, which can be manufactured with a broad range of options and powered to target drilling depths from 8,500 feet to 20,000 feet, include the Amazonas region in South America and Papua New Guinea in Asia.

Our rig designs offer customers a wide range of options when acquiring a rig. A complete manufactured rig can range in price from $12 million to over $25 million, depending on the design and the options selected. Most complete rigs currently manufactured by us sell for approximately $15 million.

The following table sets forth the number of refurbished rigs, rig-ups and complete rig packages completed and delivered by us along with variable frequency drive (“VFD”) and silicon-controlled rectifier (“SCR”) control systems built by our IEC division each year since 2003. Also shown are the annual changes in the average annual global land rig fleet as estimated by Baker Hughes.

Year	Annual Change in Global Rig Fleet	Rigs Put Into Service By IDE(1)	VFD and SCR Control Systems Built by IEC Division
2003	525	—	8
2004	164	—	7
2005	396	—	8
2006	102	4	36
2007	72	12	14
2008	-242	4	28
2009	-272	13	5
2010	672	5	7
2011	241	4	14
2012	-249	22	16
Total	1,409	64	143

Sources: Baker Hughes, Management.

(1)	Includes refurbished rigs, rig-ups and complete rig packages.

Offshore

We are actively pursuing opportunities in delivering complete modular offshore platform and tender assist rig packages, including fabrication, equipment installation, testing and commissioning. We are working on opportunities in Mexico, Nigeria, Alaska, and the Gulf of Mexico and building relationships with major shipyards to integrate our rig work with their hull work for jack-ups, barges and semisubmersibles.

Rig Services

We provide a comprehensive range of rig-related services, including rig refurbishment, rig reconfiguration, rig design, rig assembly and testing, and rig field service.

Rig reconfiguration and refurbishment. A large portion of the existing land rig fleet is over 20 years old. As a result, the existing land rig fleet will need increasing amounts of repair, refurbishment and reconfiguration. We offer a broad range of rig refurbishment services, including:

•	Fabrication of new mud tanks and mud systems.

•	Replacement and upgrading of the electrical and power systems.

•	Refurbishment and modification of the structural components.

•	Retrofitting and reconfiguration of existing rigs for harsh environmental conditions, such as for desert or cold climate operation.

•	Fabrication of substructure boxes to raise the floor height and the skidding systems to convert conventional land rigs to pad drilling rigs.

•	Modification and refurbishment services for offshore drilling rigs related to electrical upgrades and structural modifications.

Rig-Up and Rig Testing. Once we have designed a rig and procured all the necessary components, the components are shipped to our 30-acre rig-up facility in Houston, Texas, where up to 14 rigs can be assembled and tested simultaneously. During this “rig-up” process, all of the components, including the VFD control system and electrical systems, are assembled for the first time. During the testing process, each system of the rig undergoes a series of tests to ensure safe and efficient operation in compliance with the original design. Once the rig-up and testing are complete, the rig is typically disassembled and packed by us and shipped by the customer to the customer’s drilling site.

Field Services. We provide drill site services such as diagnostic support, modification and repair services to rig owners manufactured both by us and by others. Our service teams are based in Houston, Texas and Oklahoma City, Oklahoma. Our designs, repairs and retrofits integrate electrical systems and VFD control systems for a wide range of drilling rigs and also provide a comprehensive collection of services in support of our I-Drive VFD control system. For our field service business, we maintain a staff of mobile technicians who provide on-sight repair of rig control systems as well as remote diagnostics. This team is capable of handling a wide range of on-site electronic and power problems and typically can be deployed to any location within 24 hours. The I-Drive certified technicians are deployed worldwide for a variety of field modifications, from the update of an electronic drive system to the preparation of a drive for an alternate utilization.

Equipment Installation. Once a system has been designed and manufactured, we are typically retained by the customer to install all of the electrical equipment in the customer’s rig. Our I-Drive installations include full start-up and testing procedures.

System Start-Up. Our team is also trained and experienced in electrical system rig start-up services, including the inspection of all installed electrical equipment and system start-up, as well as pulling, running and terminating all cables for the entire drilling rig.

Retrofit and Rebuild of Existing Equipment. We retrofit and rebuild existing systems to industry specifications and standards. Our personnel have significant experience in developing retrofit systems that meet the market’s current demands.

IEC — Rig Electrical and Control Systems

Through our IEC division, we are an established manufacturer of integrated electrical control systems for a wide range of drilling rigs. We believe we hold approximately 10% of the market share for integrated electrical systems and control systems land rigs.

Electrical Systems. Our electrical systems include all the major electrical components that enable a rig to function safely and efficiently, including rig power systems, electrical cabling, lighting systems, closed circuit video systems, gas and fire detection systems and communications systems and fire alarms.

AC/VFD Control Systems. In 2007, we introduced our IEC Centurion Vari-Drive, a variable frequency drive (VFD) control system based on the latest digital technology and controls, and packaged two of our IEC Centurion Vari-Drive systems for a land-based drilling contractor operating in North America. Today, the IEC Centurion Vari-Drive system represents approximately 75% of control systems that we sell. Our Vari-Drive systems control large horsepower AC motors that are used to power many of the larger drilling machinery components. These AC/VFD systems were introduced to the offshore drilling industry in 1994 and have become more popular on land rigs, initially for controlling top drives, where lower weight and more precise rotational control over direct current systems was desirable, and, more recently, for controlling the drawworks and mud pumps. The key features of the IEC Centurion Vari-Drive are:

•	Drives offer front accessible components for ease of maintenance and less downtime.

•	Drive horsepower range from 300-2400HP per drive with load share capabilities up to 6000HP.

•	Controls offer fully integrated digital controls of all drilling loads and peripherals.

•	Open source architecture allows for integration of third party auto-drill algorithms.

We believe that IEC is one of the three major manufacturers of houses and control systems for AC motors.

SCR or “DC” Control Systems. We also produce a control system that controls and directs the electrical power to key rig components that are powered by large horsepower DC electric motors, including mud pumps, drawworks, rotary tables and top drives. We have expertise in designing, manufacturing, installing and integrating customized direct current silicon-controlled rectifier (DC SCR) control systems that monitor and control electrical power distribution from DC motors throughout the drilling rig. These control system are typically housed in a portable trailer, also known as the electrical control house, located near the rig’s substructure.

Our flagship control system is the I-Drive DC SCR, which is based on an established design that we believe has a strong reputation for durability, reliability and versatility. The I-Drive is available in five models and offers a broad selection of power options to suit our wide selection of rig designs and configurations. After our design engineers meet with a customer to determine the optimal DC SCR configuration and design for a specific rig, we draft an engineering plan that is developed with the assistance of the customer and the customer approves the plan prior to the start of production. The key features of our I-Drive Control System are:

•	The control electronics are housed in a single plug-in module, which reduces troubleshooting time by minimizing replacement time of the control module.

•	Testing of all components are based on military specifications.

•	The modular design allows removal and replacement in less than 10 minutes.

•	State of the art electrical technology and system design features that extend component life significantly.

•	All components are readily accessible from the front of the unit.

Sales and Marketing

Our sales and marketing efforts are conducted primarily by in-house personnel and, to a lesser extent, by independent manufacturers’ representatives. Our in-house sales and marketing employees, with the support of our sales engineers and sales estimators, are responsible for implementing marketing plans and sales programs, providing technical advice and customer service, handling customer inquiries, following up on shipments to customers, informing customers of special promotions, coordinating our trade shows and providing other types of customer service. Generally, our in-house sales personnel receive a base salary plus commission and manufacturers’ representatives receive a commission on sales.

We believe that direct senior management involvement is crucial to establishing and maintaining long-term customer relationships. Accordingly, our senior management is actively involved in our marketing activities, particularly with major international drilling contractors. In addition, because a significant portion of products are customized to suit specific customer needs, our team works directly with most of our customers to modify and customize our products to meet their specific requirements.

As of December 31, 2012, we employed 12 individuals in our sales and marketing department, which is based at our corporate headquarters in Houston, Texas. We also retain, on a case-by-case basis, independent sales agents who sell to countries around the world.

Customers

Most exploration and production companies do not own drilling rigs but instead rely on drilling contractors to supply the rigs and crews required to drill oil and gas wells. As a result, the principal customers for our products and services are drilling contractors.

We have an active customer base. Over the past three years, we have sold our products to over 150 unique customers. The number of customers has ranged from 75 to 100 individual customers during any year. During the year ended December 31, 2012, our five largest customers, Nabors Industries, Sidewinder Drilling, Union Drilling, Lewis Energy Group and Pioneer Energy Services, accounted for 89% of our total sales.

Sales by Region

We sell our products and services throughout the world. We categorize our sales geographically based on the location to which our products are shipped or we have been informed they will be shipped or at which our services are performed. The geographical distribution of our revenue during the periods indicated was as follows:

	For the Year Ended December 31,
	2012	2011	2010
U.S. & Canada	98.4%	79.7%	56.3%
Mexico, Central & South America	0.6%	15.5%	38.7%
Europe, Russia & Asia	0.5%	3.8%	1.7%
North Africa & Middle East	0.5%	0.8%	2.1%
Other International	—	0.2%	1.2%

Suppliers and Materials

The principal materials required for our operations include steel, electrical wire/cable, rig lighting products, miscellaneous electrical components and other components, such as valves and pipes. We obtain these materials from a variety of suppliers. Despite purchasing some materials from a few sources, we do not believe we are overly dependent on any of our suppliers. We believe that purchasing larger volumes from a single source can provide pricing advantages. We typically purchase our materials as needed and generally have been able to obtain adequate supplies of raw materials for our operations. We typically provide our customers with a quote after obtaining an estimate of the cost of the materials from our suppliers. To mitigate any risk of a material price increase, we purchase all of the inventory needed to fulfill the order at or around the time the customer contract is signed.

Intellectual Property

In connection with the Merger, we acquired intellectual property from International Drilling Equipment Company, LLC (“International”). The intellectual property we received included four patents covering the design and assembly of drilling rigs and all other related intellectual property and know-how International possessed. We are required to pay International royalties of $12,500 for each mast and $12,500 for each substructure that we manufacture or cause to be manufactured using the engineering and designs provided by International. While our Chief Executive Officer owns 50% of International, as part of the merger agreement, he agreed to waive his right to receive any royalty payments from us. Any royalty payments will be distributed to the other shareholder of International.

While we own certain trademarks and logos, we primarily rely upon trade secrets, know-how and other unpatented proprietary information. Management believes patent and trademark protection are not material to our business.

We require all key employees to enter into confidentiality and non-competition agreements to protect our proprietary information. Certain of our key employees are also party to employment agreements that provide for the assignment of rights to innovations developed by them while employed by us. However, there is no assurance that those agreements will be enforceable if they are breached or, if enforceable, that they will adequately protect us.

We also have a research and development program related to instrument and measurement control systems. We spent approximately $0.5 million on this program in 2012.

Competition

The largest manufacturer in the drilling rig and drilling rig component industry is National Oilwell Varco (“NOV”). Based in Houston, Texas, NOV generated approximately $10.1 billion in revenues in 2012 from designing, manufacturing, selling and servicing oil and gas drilling rigs, which amount accounted for approximately 50% of its total revenue. The majority of NOV’s revenue is from offshore rig packages. We believe NOV’s annual capacity of complete new land rigs is comparable to ours. Because of the wide acceptance of NOV’s products by drilling contractors around the globe, we believe that NOV is able to price its products at a premium.

Other leading rig manufacturers include Aker Solutions, a Norwegian provider of engineering and construction services and technology products, and Abbot Group/Bentec, a German manufacturer of mechanical and electrical components for land-based and offshore drilling rigs. Other key players in the global market include Baoji Oilfield Machinery Company (“BOMCO”) and Honghua, which together dominate the land-rig manufacturing market in China. Due to cheaper labor and raw material costs, we believe both BOMCO and Honghua are able to price their products at a 30 to 40% discount to NOV’s prices. A number of smaller U.S.-based rig manufacturers compete across different rig types and regions. A few offer complete rig packages, such as Applied Machinery Corporation and TNT Crane & Rigging, but the majority of the larger service companies only offer specialized rig components. The major rig component manufacturers are Cameron International, Forum Energy Technologies, Oil States International and GE Oil & Gas. The global land rig manufacturing industry is comprised of hundreds of relatively small regional players, including some that we view as potential acquisition candidates.

In addition to the manufacturing-focused companies mentioned above, a number of land drillers manufacture complete rigs or rig components in-house, including Nabors Industries, Patterson-UTI Energy and Helmerich & Payne. These companies do not rely entirely on third-party service providers to fabricate and construct new-build rigs, although they frequently buy certain components from third-party suppliers or contract out some portion of the new-build process. For example, a company may manufacture top drives, floor wrenches, catwalks and rig control systems, but not manufacture or fabricate all the components necessary for a complete rig package. This provides us with an opportunity to manufacture and market additional components that are not within the drilling contractors’ manufacturing capabilities. These land drillers also typically do not manufacture or fabricate rigs for third-party customers or compete directly with our complete rig business.

We believe that competition in the drilling rig industry is based on performance, price, delivery times, reputation, quality and customer service. As noted above, Chinese companies tend to compete mainly on price while NOV has a strong brand recognition and reputation for quality. We believe we are well positioned to compete in this industry because we believe we have the advantages of speed, quality service, proven designs and quality components as a vertically integrated rig manufacturer and established provider of refurbishment and reconfiguration services. However, some of our competitors may possess greater financial and other resources than us. We also differentiate ourselves by delivering both standardized and customized products and services to our global customers on an expedited basis. Our client service teams offer a comprehensive range of services on par with those provided by the industry leader, NOV, and our repair teams can be deployed worldwide within 24 hours. Our major rig models are based on established designs, we also offer a range of innovative rigs to meet changing client needs, and we have longstanding relationships with established third-party providers of high-quality rig components.

Industry Background

Drilling rig manufacturing companies manufacture drilling rigs and other components that are used by oilfield services companies to drill wells for exploration and production companies, or E&P companies, in connection with the exploration for and the development and production of hydrocarbons. Demand for onshore drilling rigs is a function of the willingness of E&P companies to make operating and capital expenditures to explore for, develop and produce hydrocarbons. When oil or natural gas prices increase, E&P companies generally increase their capital expenditures, resulting in greater revenues and profits for both drillers and rig manufacturers. Likewise, significant decreases in the prices of those commodities typically lead E&P companies to reduce their capital expenditures, which decreases the demand for drilling rigs.

Oil and natural gas prices rose to record levels in 2008. Prices began to decline in late 2008 in conjunction with the widespread economic recession. While the price of oil rebounded somewhat in 2009 and continued to rise throughout 2010 and 2011, the price of natural gas has remained depressed since 2009 largely due to discoveries of vast new natural gas resources in the U.S. During 2011, oil prices generally remained high due to increased demand, generally flattening international supply and geopolitical tensions. Gas prices trended upwards in the latter half of 2012, and prices, as of March 20, 2013, are above $3.94 per mmbtu.

In response to the current commodity environment of high oil prices relative to gas prices, a number of E&P companies have announced that they are reducing dry natural gas drilling and production and redirecting their activities and capital toward currently more economic liquids-rich plays. Liquids-rich plays are those that are characterized by the production of predominantly oil and natural gas liquids, such as ethane, propane, butane and iso-butane, which are used as energy sources and manufacturing feedstocks, the prices of which have historically been highly correlated with oil prices rather than natural gas prices. We expect the trend toward liquids-focused drilling to continue.

Drilling Industry Dynamics

Drilling is part of the oilfield services group within the energy industry. Drilling contractors provide the rig and the operating crews to E&P companies on a dayrate basis. In the U.S., drilling contracts are normally by well or a short-term period (e.g., 90 days). Internationally, the contracts are normally one to three years. International contracts are longer because the E&P company usually owns a larger field and the mobilization costs are prohibitive for anything less than a one-year term.

The drilling industry is often segmented into the North American market and the international market. These markets share common exposure to the same macro environment, but also exhibit unique factors that drive the dynamics of each market. The dramatic growth in the development of unconventional shale and tight sand formations, primarily in North America, is placing increased demands on service equipment. In the U.S., 64% of the active land rigs, as of March 15, 2013, were drilling horizontal wells, the well path best suited to developing shale and tight sands, compared to 20% of the active land rigs five years ago, according to data from Baker Hughes. Horizontal wells are typically used in conjunction with hydraulic fracturing, which is used even more frequently as the number of fracturing stages increases.

This change in development activity requires investment in new drilling rigs and related equipment to address the unique demands of these resource plays and places a much greater strain on drilling and completion equipment. These changes have resulted in shorter replacement cycles for capital equipment and increased demand for maintenance and refurbishment of existing equipment. As the industry adapts to these increased demands, we believe that there will be significant opportunities to bring new products and equipment to market that have been designed and engineered with these new challenges in mind.

Source: Baker Hughes.

Most oil and gas operators do not own their own rigs and instead rely on specialized land rig contractors to provide the rig and the crew. The industry is highly fragmented and highly dependent on the level of drilling activity. Globally, Nabors Industries, Inc., Patterson-UTI Energy, Inc. and Helmerich & Payne are the three largest land drilling contractors by revenues, with reported 2012 revenues of $7.0 billion, $2.7 billion and $3.2 billion, respectively. Despite the fact that there are between 200 and 300 land drilling contractors in North America, the top six contractors account for 46% of the rigs. Internationally, most countries have no more than five to ten land drilling contractors in each country, not including the in-house drilling contractors of some national oil companies.

The requirements of the various regional rig markets tend to be driven by well types (gas vs. oil), well depth and environment. For example, remote international or frontier locations may require special equipment or features, such as crew quarters, water desalinization equipment, enclosed and heated drilling floors or even helicopter transportable rigs, which are required for extreme remote areas of exploration. Likewise, deep gas wells in the U.S. require powerful rigs while less powerful rigs may be suitable for shallow oil and gas wells.

Operators require newer technology to meet increasingly challenging drilling conditions, with a focus on mobility, drilling efficiency, power and safety. The emergence of more complex horizontal oil wells has sparked a need for higher specification, more capable land rig technology, and thus, a need for newbuilds. E&P operators are demanding rigs that can efficiently drill longer, lateral horizontal wells. Due to these trends, the drilling market has moved away from conventional mechanical rigs and direct current powered rigs with an industry movement towards alternating current powered rigs. We believe that this is a long-term trend. The following table sets forth a short description of the main types of land drilling rigs.

Land Drilling Rig Types

Mechanical	SCR / DC Electric	AC Electric
• The components of a mechanical rig are powered directly by its diesel engines	• Diesel engines generate DC power that is used to power the rig’s components	• The newest generation of land rigs are driven by AC power
• Still used to drill conventional wells, but demand is falling	• Up to six engines may be required to operate the rig	• AC power allows variable frequency drive (VFD)
• The majority of mechanical rigs cannot drill unconventional wells economically	• SCR rigs are a modernized subset of DC rigs that provide operators with more precise control over the DC power flow to the rig’s components	• The ability to digitally adjust the frequency of the power to the motor has led to increases in control, fewer downhole failures and cost savings to the operator
• Earlier generation rigs are now being scrutinized for retirement	• SCR-DC systems can accomplish stepless speeds when operating the drawworks, rotary table and mud pumps	• Hoisting speeds, rotary speeds and pump strokes can be adjusted

Direct current powered rigs that have silicon controlled rectifier drive and alternating current powered rigs have been used more than conventional mechanical rigs because of higher activity in unconventional resource plays. This has resulted in greater investments in new equipment to address the unique demands of these resource plays, which drives not only the demand for new drilling rigs, but also the demand for maintenance and refurbishment activity.

Land Rig Equipment Market

The demand for drilling rigs, rig parts and related services is dependent on specific drivers in the oil and gas industry, including the level of capital expenditures by E&P companies, the overall level of service intensity required to drill and complete wells, and the capabilities of the existing fleet to meet the drilling requirements of operators.

Increased capital spending by E&P companies. The worldwide level of capital spending by oil and gas companies for exploration, development and production is projected to increase 6% from 2012 to 2013. This increased level of spending is partly driven by the current and expected prices for oil and gas as well as the perceived stability and sustainability of those current and expected prices. Despite continuing macroeconomic concerns and the recent volatility in global commodity prices, expectations for worldwide growth remain favorable.

Growing service intensity associated with unconventional resources. As more conventional reservoirs have been discovered and depleted from years of production, operators must increasingly turn to unconventional resources, including tight sands, shales and coal-bed methane. The dramatic growth in the development of unconventional shale and tight sand formations, principally in North America, is placing increasing demands on drilling rigs. Greater demand and wear on drilling equipment resulting from increased horizontal and hydraulic fracturing activity requires investment in new equipment to address these unique demands and results in shorter replacement cycles for capital equipment, driving maintenance and refurbishment activity.

Recovery in global drilling activity and new rig replacement cycle. As global drilling activity has steadily recovered since the 2009 economic downturn, there has been a corresponding increase in new-build rig activity as operators require newer technology to meet increasingly challenging drilling conditions, with a focus on mobility, drilling efficiency, power and safety. We believe this trend will continue to fuel a high level of capital investment in drilling rigs, which presents an opportunity for capital equipment manufacturers and value added component suppliers. In addition to these increased requirements for drilling rigs, a large portion of the existing land rig fleet is over 20 years old, making these rigs candidates for replacement or refurbishment in the near future.

While we believe that these trends will benefit us, our markets may be adversely affected by industry conditions that are beyond our control. Any prolonged substantial reduction in oil and gas prices would likely affect oil and gas drilling and production levels and therefore would affect demand for the products and services provided by us. For more information on this and other risks to our business and the industry in which we operate, see Item IA. Risk Factors — “Risks Related to Our Business and Industry.”

Environmental Matters

We are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. We are subject to other federal and state laws and regulations regarding health and safety matters. While we believe we are currently in compliance with applicable environmental and health and safety laws and regulations, these laws and regulations are constantly evolving, and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on our business in the future.

Employees

As of December 31, 2012, we had approximately 499 permanent employees, located primarily in Houston, Texas. This includes (a) approximately 259 individuals employed in our IEC division, with 237 in Texas and 22 at a service location in Oklahoma, (b) approximately 198 full-time employees employed by our Rig Up Services in Houston, Texas and (c) 42 employees in corporate offices and sales in Houston, Texas. Approximately 142 additional contract workers are employed for various roles primarily in Houston, Texas. We are not subject to any collective bargaining agreements. We believe we have good relations with our employees.

Item 1A. Risk Factors

In evaluating our company, the factors described below should be considered carefully. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations and cash flows.

Risks Related to Our Business and Industry

We have a limited operating history. As a result, it may be difficult for you to evaluate our business.

Prior to the Merger, our primary activities consisted of organizational activities, our initial public offering and our search for a suitable initial business transaction. Following the Merger, substantially all of our operations consist of the business of IDE. As IDE’s operating history is limited, it may be difficult for you to evaluate our business. IDE commenced operations in some of its current lines of business in December 2008 when it acquired IEC Electrical Systems, which operates as its IEC division, and Advanced Rig Services, LLC (“ARS”). Accordingly, we are still in the early stages of the development of our business, which makes the evaluation of our business operations and prospects difficult. We are subject to the risks and difficulties frequently encountered by early stage companies. These risks and difficulties include:

•	Potential fluctuations in operating results and uncertain growth rates.

•	Limited history of selling fully integrated rig products.

•	Limited history of servicing the offshore drilling rig market.

•	Concentration of revenues in a limited number of predominantly international markets.

•	Availability of candidate rigs that require refurbishment.

•	Dependence on the oil and gas industry for all of our revenue.

•	Ability to generate profits consistently from the delivery of our products and services.

•	Need to manage rapidly expanding operations.

•	Need to attract, train and retain qualified personnel.

Our international business operations expose us to potentially rapid changes in economic and political conditions and other risks inherent in operating internationally, which could result in a material adverse effect on our operations or financial condition.

Approximately 45%, 40% and 2% of our revenues classified as outside the United States in 2010, 2011, and 2012, respectively, based on the location to which our products are shipped or we have been informed will be shipped or at which our services are performed. We market our products and services in all of the significant oil and gas producing areas in the world. As a result, we are subject to the risks customarily related to international operations and investments in foreign countries. Risks associated with our international operations include:

•	Volatility in general economic, social and political conditions.

•	Terrorist acts, war and civil disturbances.

•	Expropriation or nationalization of assets.

•	Renegotiation or nullification of existing contracts.

•	Foreign taxation, including changes in law or interpretation of existing law.

•	Attacks on property or personnel.

•	Restrictive action by local governments.

•	Foreign monetary policies.

•	Limitations on repatriation of earnings.

•	Travel limitations or operational problems caused by public health threats.

•	Extended payment terms and their related financing.

We do business in countries with regulatory and compliance regimes that differ from those in the United States. Our business may suffer because our efforts to comply with United States laws and regulations could restrict our ability to effectively compete with companies that are not subject to United States laws and regulations.

Our international business includes projects in countries where governmental corruption has been known to exist and where our competitors who are not subject to United States laws and regulations, such as the U.S. Foreign Corrupt Practices Act, may have competitive advantages by securing business awards, licenses or other preferential treatment in those jurisdictions using methods that U.S. law prohibits us from using. For example, our non-U.S. competitors may not be subject to the anti-bribery restrictions of the U.S. Foreign Corrupt Practices Act, which make it illegal to give anything of value to foreign officials or employees or agents of nationally owned oil companies in order to obtain or retain any business or other advantage. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence.

While we are committed to conducting business in a legal and ethical manner, there is a risk of violating the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or retaining business. Violations of these laws could result in monetary penalties against us and could damage our reputation and, therefore, our ability to do business.

Additionally, to the extent we export products and services outside of the United States, we are subject to U.S. and international laws and regulations governing international trade and exports, including the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control with the Department of Treasury. These violations may include, for example, transfers without required governmental authorization. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines and the denial of export privileges.

Our inability to deliver our backlog on time could affect our future sales and profitability and our relationships with our customers.

We currently have a significant amount of backlog. The ability to meet customer delivery schedules for this backlog is dependent on a number of factors, including:

•	Access to the raw materials required for production.

•	An adequately trained and capable workforce.

•	Project engineering expertise for certain large projects.

•	Sufficient manufacturing plant capacity.

•	Appropriate planning and scheduling of manufacturing and personnel resources.

Our failure to deliver in accordance with customer expectations may harm our existing customer relationships and result in the loss of future business. Failure to deliver backlog in accordance with expectations could also negatively impact our financial performance. In addition, the cancellation by our customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect our business.

If we are unable to successfully manage our anticipated future growth, we may not be able to maintain or increase our revenues and profitability and our business reputation could be harmed.

Managing our growth may be one of our greatest challenges. Between 2009 and 2012, our annual revenue increased from $66.8 million to $284 million.

Past and future growth will continue to place significant demands on our management, financial and accounting systems, information technology systems, real estate and other components of our infrastructure. To meet our growth and related demands, we continue to invest in enhanced or new systems, including to our accounting, billing and information technology systems. We may acquire or lease additional real estate to increase the number of rig pads we have available. In addition, we may need to hire additional personnel, particularly in our sales, marketing, professional services, finance, administrative and information technology groups. Our success will depend in part upon the activities of our current management team to effectively manage this growth and transition to being a public company. Our management will be required to devote considerable time to this process, which will reduce the time our management will have to implement our business and expansion plans.

If we do not correctly anticipate our needs as we grow, if we fail to successfully implement our enhanced or new systems and other infrastructure improvements effectively and timely or if we encounter delays or unexpected costs in hiring, integrating, training and guiding our new employees, we may be unable to maintain or increase our revenues and profitability and our business reputation could be materially adversely affected. Furthermore, if we are unable to effectively manage our growth, our expenses may increase more than expected, our revenues could decline or grow more slowly than expected and we may be unable to implement our business strategy.

If we do not develop and commercialize new products or expand our service offerings, our revenues may decline.

To remain competitive in the market for oil field products and services, we must continue to develop new products and expand our service offerings. If we are not able to develop commercially competitive products in a timely manner or expand our service offerings in response to industry demands, our business and revenues will be adversely affected. Our future ability to develop new products and expand services depends on our ability to:

•	Design and commercially produce products that meet the needs of our customers.

•	Incorporate and implement services that meet the needs of our customers.

•	Expand into new facilities and expand existing infrastructure.

•	Successfully market new products and services.

•	Protect our proprietary designs.

We may encounter resource constraints or technical or other difficulties that could delay the introduction of new products and services. Our competitors may introduce new products and services before we do and achieve a competitive advantage. Additionally, the time and expense invested in product development may not result in commercial products or provide revenues. Moreover, we may experience operating losses after new products are introduced and commercialized because of high start-up costs, unexpected manufacturing costs or problems, lack of demand, or increased costs, including materials, labor and overhead.

We plan to pursue acquisitions and joint ventures that by their nature present risks and that may not be successful.

Acquisition Strategy. Our growth strategy includes the acquisition of, and formation of joint ventures with, additional manufacturers of drilling rigs, oilfield products and providers of services to the oil and gas industry, both domestically and internationally. We are currently considering a number of strategic transactions. Our ability to accomplish our acquisition strategy will depend upon a number of factors, including our ability to:

•	Identify acceptable acquisition and joint venture candidates.

•	Obtain adequate financing.

•	Complete the acquisition of or joint venture with such businesses on terms that we find acceptable.

•	Retain, hire and train professional management and sales personnel at each such business.

•	Promptly and profitably integrate the acquired business operations into our then-existing business.

We cannot assure you that our acquisition strategy will be successful or that any acquired operations will be profitable or be successfully integrated into our then-existing business without substantial costs, delays or other problems. In addition, to the extent that consolidation becomes more prevalent in the oilfield products and services industry, the prices for attractive acquisition candidates may increase. In any event, there can be no assurance that businesses acquired in the future will achieve sales and profitability levels that justify the investments we make. Acquisitions also could result in the accumulation of substantial goodwill and intangible assets, which may result in substantial impairment charges that could reduce our reported earnings.

Capital Requirements of Acquisitions. Acquiring additional businesses in the oil and gas products and services industries will require additional capital and may have a significant impact on our financial position. We may finance future acquisitions by using our common stock for all or a portion of the consideration to be paid. In the event our common stock does not maintain sufficient value, or potential acquisition candidates are unwilling to accept our common stock as consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to continue our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain capital through the issuance of additional debt or the issuance of one or more series or classes of our equity securities, which could have a dilutive effect on our then-outstanding capital stock. There can be no assurance that we will be able to obtain such an arrangement on terms we find acceptable or sufficient for our needs, if at all, should we determine to do so. We may also seek debt, equity or seller financing in order to pursue other strategic transactions under consideration.

Environmental Risks Associated with Acquisitions. Although we intend to perform an investigation of each business that we acquire, there may nevertheless be liabilities that we fail or are unable to discover, including liabilities arising from non-compliance with environmental laws by prior owners, and for which we, as a successor owner, may be responsible. We will seek to minimize the impact of these liabilities by obtaining indemnities and warranties from the seller that may be supported by deferring payment of a portion of the purchase price. However, these indemnities and warranties, if obtained, may not fully cover the liabilities due to their limited scope, amount or duration, the financial limitations of the indemnitor or warrantor, or other reasons.

Our failure to comply with restrictive covenants under our credit facilities could trigger prepayment obligations.

At December 31, 2012, we were in compliance with the restrictive covenants under our existing credit facilities. As of February 28, 2013, we were not in compliance with certain covenants of our existing credit facilities. On April 9, 2013, we amended both of our existing credit agreements and as of that date, we are in compliance with our credit facilities. In the future, we may seek to amend existing or enter into new credit facilities. Our failure to comply with the restrictive covenants under our existing or future credit facilities could result in an event of default under such facilities, which, if not cured or waived, would give the lender the right to declare the debt due and payable. If this occurs and we are forced to refinance our borrowings, our results of operations and financial condition could be adversely affected by increased debt, costs and interest rates.

We may lose money on fixed-price contracts.

A significant portion of our business consists of designing, manufacturing, selling and installing equipment for major projects on a fixed-price basis. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested changes in order specifications. Our actual costs and any gross profit on these fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

•	Errors in estimates or bidding.

•	Design changes that are not reimbursable by the customer.

•	Changes in availability and cost of labor and materials.

•	Variations in productivity from our original estimates.

These variations and the related risks inherent in our projects may result in reduced profitability or losses on projects. Depending on the size of a project, variations from estimated contract performance could have a material adverse impact on our operating results.

We may experience fluctuations in our quarterly operating results.

Our quarterly operating results may fluctuate significantly in the future. Significant annual and quarterly fluctuations in our results of operations may be caused by, among other factors:

•	The timing of our announcements for the distribution of new products and any such announcements by our competitors.

•	The acceptance of the products we manufacture and sell in the oil and gas equipment and services marketplace.

•	General economic conditions.

There can be no assurance that the level of revenues and profits, if any, achieved by us in any particular fiscal period will not be significantly lower than in other, including comparable, fiscal periods. We believe quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful and should not be relied on as indicators of future performance. Operating expenses are based on management’s expectations of future revenues and are relatively fixed in the short term. We plan to increase operating expenses to:

•	Expand our product line.

•	Expand our sales and marketing operations.

•	Increase our services and support capabilities.

•	Improve our operational and financial systems.

If our revenues do not increase along with these expenses, our business could be seriously harmed and net profits, if any, in a given quarter may be smaller than expected. This could result in a material adverse impact on our results of operations or financial condition.

We derive a significant portion of our revenues from a small number of customers. The loss of any of our major customers may cause significant declines in our revenues.

We derive a significant portion of our revenues from a small number of customers. We may be unable to maintain and expand our current customer relationships. During 2012, our five largest customers by revenue represented approximately 89% of our total revenues. Our largest customer represented approximately 26% of our total revenues. While we expect to expand our client base in the future, in the near term we expect we will continue to depend on a relatively small number of customers for a significant portion of our sales volume and revenues. If we lose any of our major customers for any reason, including, for example, if our reputation declines, a customer materially reduces its orders from us, our relationship with one or more of our major customers deteriorates, or a major customer becomes insolvent or otherwise unable to pay for our products, our business and results of operations may be materially adversely affected.

Our ability to finance our business activities will require us to generate substantial cash flow.

Our business activities require substantial capital. We intend to finance our operations and growth in the future through cash flows from operations (including customer deposits), available cash, proceeds from warrant exercises, the incurrence of additional indebtedness and/or the issuance of additional equity securities. We cannot be sure that our business will continue to generate cash flow at or above current levels.

If we are unable to generate sufficient cash to fund our business and service our debt, we may have to obtain additional financing through the issuance of additional debt and/or equity securities. We cannot be sure that any additional financing will be available to us on acceptable terms, or at all. Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our stockholders.

If our revenues were to decrease due to lower demand for our products and services as a result of lower oil and nature gas prices or for other reasons, and if we could not obtain capital through our revolving credit facility or otherwise, our ability to operate and grow our business could be materially adversely affected.

We may be required to recognize a charge against current earnings because of percentage-of-completion accounting.

Revenues and profits on long-term project contracts are recognized on a percentage-of-completion method based on the ratio of costs incurred to the total estimated costs. Accordingly, purchase order price and cost estimates are reviewed periodically as the work progresses, and adjustments proportionate to the percentage completed are reflected in the period when those estimates are revised. To the extent that these adjustments result in a reduction or elimination of previously reported profits, we would have to recognize a charge against current earnings, which could be significant depending on the size of the project or the adjustment.

Our businesses and our customers’ businesses are subject to environmental laws and regulations that may increase our costs, limit the demand for our products and services or restrict our operations.

Our operations and the operations of our customers are subject to federal, state and local and foreign laws and regulations relating to the protection of the environment. These environmental laws and regulations affect the products and services we design, market and sell, as well as the facilities where we manufacture our products. In addition, environmental laws and regulations could limit our customers’ exploration and production activities. We are required to invest financial and managerial resources to comply with environmental laws and regulations and anticipate that we will continue to be required to do so in the future. These laws and regulations change frequently, which makes it impossible for us to predict the cost or impact on our future operations. The modification of existing laws or regulations or the adoption of new laws or regulations imposing more stringent environmental restrictions could adversely affect our operations.

These laws may provide for “strict liability” for damages to natural resources or threats to public health and safety, rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Sanctions for noncompliance may include revocation of permits, corrective action orders, administrative or civil penalties, and criminal prosecution. Some environmental laws and regulations provide for joint and several strict liability for remediation of spills and releases of hazardous substances. In addition, we may be subject to claims alleging personal injury or property damage as a result of alleged exposure to hazardous substances as well as damage to natural resources. These laws and regulations also may expose us to liability for the conduct of or conditions caused by others or for our acts that were in compliance with all applicable laws and regulations at the time such acts were performed. Any of these laws and regulations could result in claims, fines or expenditures that could be material to our earnings, financial condition or cash flow.

Hydraulic fracturing has been regulated at the state level through permitting and compliance requirements. State level initiatives have been or may be proposed or implemented to further regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, restrict which additives may be used, or implement temporary or permanent bans on hydraulic fracturing. In addition, the U.S. Congress has considered, but not enacted, legislation that would require regulation affecting the hydraulic fracturing process. In 2010, the EPA announced its intention to conduct a comprehensive research study on the potential effects that hydraulic fracturing may have on water quality and public health. The EPA issued a progress report in December 2012 and expects to issue a final report in 2014.

Increased regulation and attention given to hydraulic fracturing could lead to greater opposition to oil and gas production activities using these techniques, which may increase the costs associated with or otherwise cause our customers to reduce the use of hydraulic fracturing. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas from the developing shale plays or could make it more difficult to perform hydraulic fracturing. The adoption of any federal or state laws or the implementation of regulations regarding hydraulic fracturing could reduce its use and lead to a decline in demand for our drilling rigs used for hydraulic fracturing, which could have a material adverse effect on our business and results of operations.

The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could increase our operating costs or reduce demand for our products.

Concern over climate change has led to legislative and regulatory initiatives aimed at limiting carbon dioxide and other greenhouse gas emissions. The adoption of laws and regulations to implement controls on greenhouse gases, including the imposition of fees or taxes, could adversely impact our operations and financial condition. Additionally, changes in the legal and regulatory environment could reduce oil and natural gas drilling activity and result in a corresponding decline in the demand for our products and services, which could have a material adverse effect on our business and results of operations.

Uninsured or underinsured claims or litigation or an increase in our insurance premiums could adversely impact our results.

We maintain insurance to cover potential claims and losses, including claims for personal injury or death resulting from the use of our products. We carry comprehensive insurance, including business interruption insurance, subject to deductibles, at levels we believe are sufficient to cover existing and future claims. It is possible an unexpected judgment could be rendered against us in cases in which we could be uninsured or underinsured and beyond the amounts we currently have reserved or anticipate incurring. Significant increases in the cost of insurance and more restrictive coverage may have an adverse impact on our results of operations. In addition, we may not be able to maintain adequate insurance coverage at rates we believe are reasonable.

We could be subject to substantial liability claims that could harm our financial condition.

Our operations involve hazardous activities that involve an extraordinarily high degree of risk. Hazardous operations are subject to accidents resulting in personal injury and the loss of life or property, environmental mishaps and mechanical failures. Litigation arising from these or similar events may result in us being named a defendant in lawsuits asserting large claims. We may be held liable in certain circumstances, including if we fail to exercise reasonable care in connection with our activities, and we may also be liable for injuries to agents, employees and contractors who are acting within the course and scope of their duties. We currently maintain liability insurance coverage with aggregate policy limits that we believe are adequate for our operations. However:

•	We may not be able to continue to obtain insurance on commercially reasonable terms.

•	We may be faced with types of liabilities that will not be covered by our insurance, such as damages from environmental contamination.

•	The dollar amount of any liabilities may exceed our policy limits.

A loss for which we are not fully insured could have a material adverse effect on us. No assurance can be given that we will not be subject to future claims in excess of the amount of insurance coverage that we deem appropriate to maintain.

We may be faced with product liability claims.

Most of our products are used in hazardous drilling and production applications in which an accident or a failure of a product can cause personal injury, loss of life, damage to property, equipment or the environment or suspension of operations. Despite our quality assurance measures, defects may occur in our products. Any defects could give rise to liability for damages, including consequential damages, and could impair the market’s acceptance of our products. We generally attempt to contractually disclaim responsibility for consequential damages, but our disclaimers may not be effective. We carry commercial general liability insurance coverage which includes products liability coverage. The limits under our general liability insurance are $1 million per occurrence and $2 million in the aggregate. We also have an umbrella policy for $20 million over our general liability policy. This umbrella policy also covers product liability coverage. Our insurance may not adequately cover our costs arising from defects in our products or otherwise.

The loss of the services of one or more of our executive officers or key employees could harm our business. We are a small and rapidly growing company that relies upon a few key employees to ensure our business operates efficiently.

Our success is dependent to a significant degree upon the business expertise and continued contributions of our senior management team. Because we are a small and rapidly growing company, we believe the loss of key personnel would be more disruptive to us than it would be to a large, multinational manufacturer. While we currently have employment agreements with our senior executives, many of our employees could, with little or no prior notice, voluntarily terminate their employment with us at any time. We do not maintain key person life insurance on the life of any of our employees. The loss of the services of any of our senior officers, or an inability to attract and retain other qualified personnel, may adversely affect our business and prospects.

In addition, our senior management team may not be able to successfully manage our business as it grows larger. If they are unable to handle these increased responsibilities and we are unable to identify, hire and integrate new personnel, our business, results of operations and financial condition could suffer. Even if we are able to identify new personnel, the integration of new personnel into our business will inevitably occur over an extended period of time. During that time, the lack of sufficient senior management personnel could cause our results of operations to suffer.

Being a public company could place a strain on our management.

The requirements of being a public company could place a strain on our senior management team. We may hire additional persons to assist with investor relations or outsource this function, either of which will increase our costs. Further, management’s attention may be diverted from other business concerns, which could adversely affect our business. We have made changes and will need to make additional changes to our corporate governance, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Any failure to provide reliable financial reports or prevent fraud would harm our business and operating results and cause us to fail to meet our reporting obligations, which could cause our stock price to suffer.

Demand for our products and services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.

Demand for our products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and speculation, and a variety of other factors that are beyond our control. The equity, credit and commodity markets have seen significant volatility since late 2008. Oil and natural gas prices rose to record levels in 2008 and then began to decline in late 2008 in conjunction with the widespread economic recession. The price of natural gas has remained depressed since 2009, largely due to discoveries of vast new natural gas resources in the U.S. Gas prices began increasing in the latter half of 2012, and prices as of March 20, 2013 were above $3.94 per mmbtu. The price of oil and gas may continue to fluctuate in the near- and long-term. Any prolonged reduction in oil and natural gas prices may depress the immediate levels of exploration, development and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies may result in the reduction or deferral of major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity may result in a corresponding decline in the demand for our products and services that could have a material adverse effect on our revenue and profitability. Many factors affect the supply and demand for oil and natural gas and therefore influence the demand for our products and services, including:

•	The level of production.

•	The levels of oil and natural gas inventories.

•	Domestic and worldwide demand for oil and natural gas.

•	The expected cost of developing new reserves.

•	The actual cost of finding and producing oil and natural gas.

•	The availability of attractive oil and gas field prospects, which may be affected by governmental actions and regulations or environmental activists.

•	The availability of transportation infrastructure and refining capacity.

•	The level of drilling activity.

•	Global weather conditions and natural disasters.

•	Worldwide political, military and economic conditions and economic activity, including growth in underdeveloped countries.

•	National government political objectives, including the ability of the Organization of Petroleum Exporting Countries to set and maintain production levels and prices for oil.

•	The cost and timing of the development of alternate energy sources.

•	Tax policies.

If demand for drilling services or drilling rig utilization rates decreases significantly, demand for our products and services may decrease, which could affect our result of operations.

The oil and gas industry is undergoing continuing consolidation that may impact our results of operations.

The oil and gas industry is rapidly consolidating. As a result, some of our largest customers have consolidated and are using their size and purchasing power to seek economies of scale and pricing concessions. This consolidation may result in reduced capital spending by some of our customers or the acquisition of one or more of our primary customers, which may lead to decreased demand for our products and services. Additionally, our customers could acquire one of our competitors and begin producing products similar to ours, which may also lead to decreased demand for our products and services. We cannot assure you that we will be able to maintain our current level of sales to a customer that has consolidated or replace that revenue with increased business activity with other customers. As a result, the acquisition of one or more of our primary customers or competitors may have a significant negative impact on our results of operations or our financial condition. We are unable to predict what effect consolidation in the industry may have on price, capital spending by our customers, our selling strategies, our competitive position, our ability to retain customers or our ability to negotiate favorable agreements with our customers.

We must successfully compete for the services of highly-trained technical or trade personnel.

Many of the services that we provide are complex, require a high level of expertise and often must be performed in harsh conditions. Our success depends in part upon our ability to employ and retain technical personnel with the ability to perform these services. In addition, our ability to expand our operations depends in part on our ability to expand our skilled labor force. The demand for skilled workers in our industry is high and the supply is limited. A significant increase in the wages paid by competing employers could result in a reduction of our skilled labor force, increases in the wage rates that we must pay, or both. If these events were to occur, our cost structure could increase, our margins could decrease, and our growth potential could be impaired.

The intense competition in our industry could result in our reduced profitability and loss of market share.

We compete with the energy industry’s largest equipment and service providers, including, NOV. NOV is the largest manufacturer in the industry and has reported segment revenues in 2012 of approximately $10.1 billion. Some of our competition have substantially greater financial resources and larger operations than we do. In addition, some of these companies may be better able to compete because of their broader geographic dispersion or their product and service diversity. As a result, we could lose customers and market share to those competitors. These companies may also be better positioned to successfully manage downturns in the energy industry. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better prices, features, performance or other competitive characteristics than our products and services. Competitive pressures or other factors also may result in significant price competition that could harm our revenue and our business. We also face competition in our efforts to acquire other businesses.

The high cost or unavailability of materials, equipment, supplies and personnel could adversely affect our ability to execute our operations on a timely basis.

Our manufacturing operations are dependent on having sufficient raw materials, component parts and manufacturing capacity available to meet our manufacturing plans at a reasonable cost while minimizing inventories. Our ability to effectively manage our manufacturing operations to meet these goals can have a significant impact on our business, including our ability to meet our manufacturing plans and revenue goals, control costs and avoid shortages of raw materials and component parts. Raw materials, component parts and equipment of particular concern include steel, copper, engine generator sets, drill pipe and electronic components. A lack of manufacturing capacity could result in increased backlog, which may limit our ability to respond to short lead-time orders or opportunities.

People are a key resource to developing, manufacturing and delivering our products and services to our customers around the world. Our ability to manage the recruiting, training and retention of this highly-skilled workforce could impact our business. Rapid growth and the resulting need for additional skilled employees present a challenged to us as well as the impact of wage inflation and the potential lack of available qualified labor in our market. Labor-related actions, including strikes, work slowdowns and facility occupations, can also have a negative impact on our business.

We depend on third-party suppliers for timely deliveries of raw materials at a reasonable cost. Our results of operations could be adversely affected if we are unable to obtain adequate supplies in a timely manner.

Our manufacturing operations depend upon obtaining adequate supplies of raw materials from third parties. The ability of these third parties to deliver raw materials may be affected by events beyond their control. Any interruption in the supply, restrictions on third party credit, or increase in the prices of raw materials needed to manufacture our products could adversely affect our business, results of operations and reputation with our customers. Fluctuations in commodity prices may affect our margins and our earnings.

If our existing arrangements with our suppliers were adversely affected, our equipment sales and parts and service businesses may suffer.

We currently depend on a limited number of suppliers for important components of our products. Our purchases from most of these suppliers are not made pursuant to long-term contracts. Some of our arrangements require notification before they may be terminated and, others terminate upon the occurrence of certain events, many of which may be beyond our control. The loss of any of these suppliers could have a material adverse effect on our business, financial condition and results of operations.

Our business may be adversely affected by severe weather.

Our operations are located in Houston, Texas and are directly affected by seasonal differences in the weather, as well as hurricanes and other storms prevalent in the region. Repercussions of severe weather conditions may include:

•	Evacuation of personnel and curtailment of services.

•	Suspension of operations.

•	Damage to our facilities.

•	Increase in insurance costs and reduction in its availability.

•	Inability to receive or delays in receiving required equipment or materials at our facilities.

•	Loss of productivity.

Our information systems may experience an interruption or breach in security.

We rely on information systems to conduct our business. Any failure, interruption or breach in security of our information systems could result in failures or disruptions in our customer relationship management, general ledger systems and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial position or results of operations.

Future forecast of earnings are inherently uncertain and subject to significant business, economic, financial, regulatory and competitive risks and uncertainties that could cause our actual results to differ materially from such forecasts.

Earnings forecasts are inherently uncertain and subject to significant business, economic, financial, regulatory and competitive risks and uncertainties that could cause our actual results to differ materially from that which is forecasted. Because our operating history is limited, we may face greater difficulties in accurately projecting earnings. Any earnings forecasts will be prepared by management and will not be verified by an opinion or report from any independent registered public accountants. We cannot assure you that we will be able to forecast earnings accurately, if at all, or that we will be able to achieve such forecasts.

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

Holders of our warrants will be able to exercise the warrants for cash only if we have an effective registration statement covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of common stock and, even in the case of a cashless exercise which is permitted in certain circumstances, such shares of common stock are qualified for sale or exempt from qualification under the applicable securities laws of the states in which the various holders of warrants reside. Although we have contractual obligations under the warrant agreement to use our best efforts to maintain an effective registration statement covering the shares of common stock issuable upon exercise of the warrants, we may not be able to do so. Factors such as an unexpected inability to remain current in our SEC reporting obligations or other material developments concerning our business could present difficulties in maintaining an effective registration statement. Holders of warrants will not be entitled to a cash settlement for their warrants if we fail to have an effective registration statement relating to the shares of common stock issuable upon exercise of the warrants. The expiration of warrants prior to exercise would result in each unit holder paying the full unit purchase price solely for the shares of common stock underlying the units.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

Currently, we are a “smaller reporting company,” meaning that our outstanding common stock held by non-affiliates had a value of less than $75 million.

As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

We intend to list our common stock on the New York Stock Exchange (“NYSE”) or on the Nasdaq Stock Market (“Nasdaq”). Upon listing on either NYSE or Nasdaq, we would expect to be a controlled company within the meanings of the NYSE or Nasdaq rules and, as a result, would qualify for, and intend to rely on, exemptions from certain corporate governance requirements that may not provide as many protections as those afforded to stockholders of other companies.

Upon listing on either NYSE or Nasdaq, we would expect to be a controlled company under the NYSE or Nasdaq rules. As a controlled company, we would be exempt from the provisions of the NYSE and Nasdaq rules requiring that (1) a majority of our board or directors consists of independent directors; (2) we have a nominating committee composed entirely of independent directors and governed by a written charter addressing the nominating committee’s purpose and responsibilities; and (3) we have a compensation committee composed entirely of independent directors with a written charter addressing the compensation committee’s purpose and responsibilities. We intend to use certain of these exemptions upon listing on either NYSE or Nasdaq and, as a result, our stockholders may not have the same protections as stockholders of companies that are subject to all of the NYSE or Nasdaq rules.

Our officers, directors and their affiliates may in the future become affiliated with entities engaged in business activities that are similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our officers, directors or their affiliates may in the future become affiliated with other entities engaged in business activities similar to those intended to be conducted by us. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor. Our certificate of incorporation provides that the corporate opportunity doctrine does not apply to us or any of our officers or directors or where the application of the doctrine would conflict with any fiduciary duties or contractual obligations the officers or directors may have currently or in the future.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on a national securities exchange.

Our common stock, units and warrants are traded on the over-the-counter market and are quoted on the OTC Bulletin Board, a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on a national securities exchange. Lack of liquidity will limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

As a result of exchange rules, the earliest we will be able to apply to list our securities on a national securities exchange is late 2013.

Unlike many-blank check companies that were previously quoted on the OTCBB and subsequently became listed on a national securities exchange as part of their initial business transaction, we will not be able to immediately list our securities on a national securities exchange. On November 9, 2011, the SEC approved new rules proposed by the three major U.S. listing markets that toughen the standards that companies going public through a reverse merger must meet to become listed on those exchanges. We will have to meet the strengthened listing criteria of such securities exchanges, including (a) having completed a one-year “seasoning period” by trading on the OTCBB following our initial business transaction, (b) having filed an annual report on Form 10-K covering a full fiscal year commencing after the filing with the Commission of all information regarding our initial business transaction and (c) having maintained a requisite minimum bid price for a sustained period of time. As a result, the liquidity and price of our securities may be more limited than if our securities were listed on a national securities exchange.

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to operating losses, one or more potential business transactions, changes in market conditions for the oil and gas products and services we provide and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless an active market for our securities can be established or sustained.

We incurred substantial debt to complete our initial business transaction, which may adversely affect our financial condition and results of operations.

The incurrence of debt could result in:

•	Default and foreclosure on our assets if our operating cash flow after a business transaction is insufficient to pay our debt obligations.

•	Acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due because our debt contains covenants that require the maintenance of certain financial ratios or reserves and we could breach these covenants without a waiver or renegotiation of that covenant.

•	Our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand.

•	Covenants that limit our ability to acquire capital assets or make additional acquisitions.

•	Our inability to obtain additional financing in the future, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

•	Using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes.

•	Limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate.

•	Increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation.

•	Limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

•	Our inability to pay dividends on our common stock.

Our Sponsor, officers and directors control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our Sponsor, officers and directors beneficially own 5,725,081 of our issued and outstanding common stock. This ownership interest, together with any other acquisitions of our common stock (or warrants which are subsequently exercised), could allow our Sponsor, officers and directors to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. This concentration of ownership may also have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock. The interests of our Sponsor, officers and directors and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.

We may choose to redeem our outstanding public warrants at a time that is disadvantageous to our public warrant holders.

As part of the units sold in our initial public offering, we issued warrants to purchase up to 6,000,000 shares of our common stock (the “Public Warrants”). We may redeem the outstanding Public Warrants at any time after they become exercisable, in whole and not in part, at a price of $0.01 per warrant, if the last sales price of our shares of common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. We may not redeem the Public Warrants unless on the date we give notice of redemption and during the entire period thereafter until the time we redeem the Public Warrants we have an effective registration statement covering the shares of common stock issuable upon the exercise of the Public Warrants and a current prospectus relating to those shares of common stock is available.

We will likely redeem the Public Warrants if the market price of our common stock reaches $17.50 per share for the necessary trading period since doing so would allow us to decrease the dilutive effect of the Public Warrants. Redemption of the Public Warrants could encourage the warrant holders to exercise the Public Warrants, whether by paying the exercise price in cash or through a cashless exercise at a time when it may be disadvantageous for the holders to do so, to sell the Public Warrants at the then current market price when they might otherwise wish to hold the Public Warrants, or to accept the nominal redemption price, which, at the time the Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants. We expect most purchasers of our Public Warrants hold their securities through one or more intermediaries, and, consequently, you are unlikely to receive notice directly from us that the Public Warrants are being redeemed. If you fail to receive notice of redemption from a third party and your Public Warrants are redeemed for nominal value, you will not have recourse to us.

An investor will only be able to exercise a Public Warrant if the common stock issuable upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the Public Warrants.

No Public Warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of such Public Warrants. A Public Warrant may be held by a holder in a state where an exemption is not available for issuance of shares of common stock upon an exercise, and the holder will be precluded from exercising the Public Warrant. As a result, the Public Warrant may be deprived of any value, the market for the Public Warrant may be limited and the holder of the Public Warrant may not be able to exercise the Public Warrant if the common stock issuable upon such exercise is not qualified or exempt from qualification in the state in which the holder of the Public Warrant resides.

With the approval of 65% of the holders of the then outstanding Public Warrants, we may amend the terms of our Public Warrants in a manner that may be adverse to some holders.

Our Public Warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding Public Warrants in order to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in an adverse way to a holder if holders of at least 65% of the then outstanding Public Warrants approve such amendment. Examples of such adverse amendments could be amendments to increase the exercise price of the Public Warrants, shorten the exercise period, provide for redemption of Public Warrants or decrease the number of shares of common stock purchasable upon exercise of a Public Warrant.

Provisions in our certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of common stock and could entrench management.

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which will generally serve for a term of two years, with only one class of directors being elected in each year. As a result, at a given annual meeting only half of the board of directors may be considered for election. Since our staggered board of directors may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of any new series of preferred stock without stockholder approval.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over the prevailing market prices of our securities.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. We may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of our internal controls. The development of the internal controls necessary to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs associated with our acquisition of IDE. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

We have granted registration rights to our Sponsor, officers and directors and other third parties, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to a registration rights agreement, our Sponsor, officers and directors and their permitted transferees can demand that we register their shares of common stock, the Placement Shares and the 39,000 shares that were exchanged for the Placement Warrants. The registration rights will be exercisable with respect to such securities at any time commencing upon the date that such shares are released from transfer restrictions. Additionally, in connection with the Merger, we granted certain registration rights to former IDE stockholders and, in connection with entering into a common stock warrant agreement, we granted certain registration rights to Elm Park.

We will bear the cost of registering these securities. If such persons or entities exercise their registration rights in full, there will be an additional 8,134,671 shares of common stock and up to 142,484 shares of common stock issuable on exercise of warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

As of December 31, 2012, we leased five facilities in the United States, including the following manufacturing, service, warehouse and administrative facilities:

Location	Description	Building Size	Lease Termination Date
Houston, Texas	Principal office of IDE — covered fabrication facility, rig yard and offices (used primarily by our drilling segment)	49,500 square feet of manufacturing/warehouse space and 3,500 square feet of office space	December 31, 2017 (1)

Houston, Texas	Principal office of IEC — warehouse and office facilities (used primarily by our electrical segment)	40,500 square feet of manufacturing/warehouse space and 8,300 square feet of office space	February 14, 2014

Spring, Texas	Executive, sales, and finance offices	7,200 square feet of office space	December 31, 2017 (1)

Houston, Texas	Principal offices of IDE Hydraulics — office and warehouse facilities (used primarily by our hydraulics group)	3,270 square feet of office and 8,730 square feet of warehouse space	March 31, 2015

Oklahoma City, Oklahoma	IEC service and warehouse (used primarily by our electrical segment)	10,000 square feet of office/ warehouse	Month to month pending lease renewal

(1)	This facility is currently owned by our Chief Executive Officer, Stephen Cope, and his affiliates. See “Certain Relationships and Related Party Transactions — Leases and Lease Amendments.”

Item 3.	Legal Proceedings

From time to time, we are a party to lawsuits arising in the ordinary course of our business. We do not believe that we are a party to any material pending legal proceedings or that it is probable that the outcome of any individual action or group of similar actions would have a material adverse effect on our business, financial condition or results of operation.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, warrants and units are each traded on the OTC Bulletin Board under the ticker symbols EPAQ, EPAQW and EPAQU, respectively. Our units commenced public trading on June 16, 2011, and our common stock and warrants commenced public trading on August 12, 2011. We intend to change our ticker symbols in connection with changing our name.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our common stock, warrants and units as reported on the OTC Bulletin Board from the date each security commenced public trading. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock		Warrants		Units
2012	Low	High	Low	High	Low	High
Fourth Quarter	$10.00	$10.24	$0.15	$0.50	$10.12	$10.50
Third Quarter	$9.96	$10.08	$0.10	$0.165	$10.00	$10.25
Second Quarter	$9.85	$9.98	$0.10	$0.45	$10.01	$10.20
First Quarter	$9.75	$9.85	$0.25	$0.45	$10.20	$10.20

	Common Stock		Warrants		Units
2011	Low	High	Low	High	Low	High
Fourth Quarter	$9.74	$9.75	$0.20	$0.45	$10.01	$10.20
Third Quarter	$9.50	$10.50	$0.20	$1.01	$9.98	$10.20
Second Quarter	—	—	—	—	$9.91	$10.00

Holders

On March 27, 2013, there were 23 holders of record of our common stock, 1 holder of record of our warrants and 1 holder of record of our units.

Dividends

We have not paid any cash dividends on our common stock to date.

The payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and dependent upon our revenues and earnings, if any, capital requirements and general financial conditions. We presently intend to retain all earnings, if any, for use in our business operations.

Pursuant to the certificate of designation for our Preferred Stock, the holders of our Preferred Stock are entitled to receive, in preference to holders of our common stock, a dividend that accrues at 16% per year. The dividends are payable in additional shares of Preferred Stock. These dividends are cumulative from the date that the Preferred Stock was issued, whether or not we have earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared or paid.

In addition, our debt agreements contain restrictions on the payment of dividends. Our term loan and security agreement provides that we may not pay or make any distribution to our equity holders, subject to certain exceptions, until we have satisfied in full our obligations under the agreement and the agreement has been terminated. In the future, we may incur additional indebtedness, and our ability to declare dividends may be further limited by restrictive covenants that we may agree to in connection with this debt.

Recent Sales of Unregistered Securities

Shares of Common Stock and Units Issued to Our Sponsor and Our Initial Stockholders

On January 24, 2011, we issued 4,000,000 shares of common stock (the “Initial Shares”) to our Sponsor, an entity controlled by certain of our officers and directors, for $25,000 in cash, or $0.00625 per share. On May 2, 2011, our Sponsor sold, at cost, 1,000,000 Initial Shares to our officers and directors. On June 13, 2011, we effected a 0.75625-for-1 reverse split of our outstanding common stock, leaving our Sponsor, officers and directors with 3,025,000 Initial Shares. On June 15, 2011, we effected a 0.80331-for-1 reverse split of our outstanding common stock, leaving our Sponsor, officers and directors with 2,430,000 Initial Shares. The Initial Shares included 300,000 shares that were forfeited when the underwriters in our IPO did not exercise their over-allotment option in full.

On June 15, 2011, we completed a private placement of 390,000 Placement Units to our Sponsor for $3.9 million. Each Placement Unit consists of one share of common stock and one Placement Warrant. The Placement Warrants became exercisable and transferable 30 days after the completion of our initial business transaction and may be exercised for cash or on a “cashless” basis at the holder’s option.

The issuance of the Initial Shares and of the Placement Units were exempt from registration pursuant to 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), because neither transaction involved a public offering.

PrinceRidge Unit Purchase Option

In connection with our IPO, we sold to PrinceRidge, the representative of the underwriters, for $100.00, an option to purchase up to 600,000 units at $15.00 per unit (the “Purchase Option”). The units issuable upon exercise of the Purchase Option consisting of one share of common stock and one warrant to purchase one share of common stock, or the same as the units offered in the IPO. This option is currently exercisable on a cashless basis, in whole or in part, and will expire on June 15, 2016. Although the Purchase Option and its underlying securities have been registered under the IPO registration statement, the Purchase Option grants to holders demand and “piggy back” rights for five and seven years, respectively, from the effective date of the IPO registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the Purchase Option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. We will have no obligation to net cash settle the exercise of the Purchase Option or the warrants underlying the Purchase Option. The holder of the Purchase Option will not be entitled to exercise the Purchase Option or the warrants underlying the Purchase Option unless a registration statement covering the securities underlying the Purchase Option is effective or an exemption from registration is available. If the holder is unable to exercise the Purchase Option or underlying warrants, the Purchase Option or warrants, as applicable, will expire worthless. The exercise price and number of units issuable upon exercise of the Purchase Option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the Purchase Option will not be adjusted for issuances of shares of common stock at a price below its exercise price. Under the Merger Agreement, we are obligated to use our reasonable best efforts to purchase the Purchase Option.

Preferred Stock

On December 14, 2012, we entered into a stock purchase agreement (the “Purchase Agreement”) with our Sponsor pursuant to which our Sponsor purchased 25,000 shares of Preferred Stock at a price per share of $100 for $2.5 million.

The issuance of the Preferred Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering.

Elm Park Warrants

On December 14, 2012, we (the “Borrowers”) entered into a term loan agreement, which provides for a $20.0 million four year senior secured second-lien term loan facility (the “Term Facility”). As consideration for the Term Facility, we issued to Elm Park U.S. and Elm Park Canada warrants (the “Elm Park Warrants”) to purchase up to 142,484 shares of common stock with an exercise price of $0.01 per share. The Elm Park Warrants are immediately exercisable, may be exercised on a net basis and have a term of 10 years from the date of issuance.

The issuance of the Elm Park Warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering.

Shares of Common Stock Issued In Merger

Pursuant to the Merger Agreement, we issued 4,825,671 shares of our common stock to former IDE stockholders. We are holding 750,000 additional shares on behalf of the former IDE stockholders to satisfy any indemnification claims we may have under the Merger Agreement. Depending on the amount of the indemnification claims we may make, we will distribute the remaining 750,000 additional shares to the former IDE stockholders 18 months after December 14, 2012. In addition, if the trading price of our common stock exceeds certain thresholds before December 14, 2017, we will distribute up to 5,250,000 shares of our common stock that we hold to the former IDE stockholders. Specifically:

•	If, before December 14, 2017, (a) the trading price of our common stock exceeds $12.00 per share for any 20 trading days within any period of 30 consecutive trading days or (b) a Change of Control Transaction (as defined in the Merger Agreement) occurs that values each share of our common stock at more than $12.00 per share, we will issue to the former IDE stockholders 1,312,500 shares of our common stock.

•	If, before December 14, 2017, (a) the trading price of our common stock exceeds $13.50 per share for any 20 trading days within any period of 30 consecutive trading days or (b) a Change of Control Transaction occurs that values each share of our common stock at more than $13.50 per share, we will issue to the former IDE stockholders an additional 1,312,500 shares of our common stock.

•	If, before December 14, 2017, (a) the trading price of our common stock exceeds $15.00 per share for any 20 trading days within any period of 30 consecutive trading days or (b) a Change of Control Transaction occurs that values each share of our common stock at more than $15.00 per share, we will issue to the former IDE stockholders an additional 1,312,500 shares of our common stock.

•	If, before December 14, 2017, (a) the trading price of our common stock exceeds $17.00 per share for any 20 trading days within any period of 30 consecutive trading days or (b) a Change of Control Transaction occurs that values each share of our common stock at more than $17.00 per share, we will issue to the former IDE stockholders an additional 1,312,500 shares of our common stock.

The issuance of shares to the former IDE stockholders was exempt from registration pursuant to 4(a)(2) of the Securities Act because the transaction did not involve a public offering.

Placement Warrant Exchange Shares

On February 25, 2013, we entered into a Placement Warrant Exchange Agreement with our Sponsor. Pursuant to this Agreement, we issued 39,000 shares of common stock to our Sponsor in exchange for cancelling our Sponsor’s Placement Warrants.

The issuance of the 39,000 shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 19, 2012, we announced our tender offer to purchase up to 5,520,000 shares of our issued and outstanding common stock for $10.20 per share, net to the seller in cash without interest. On December 13, 2012, the tender offer expired. We accepted for purchase and paid for all shares of common stock that were validly tendered and not withdrawn.

The following table sets forth purchases of equity by us and our affiliates during the fourth quarter of fiscal year 2012, all of which were acquired pursuant to the tender offer described above:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 1, 2012 – December 31, 2012	5,448,971	$10.20	5,448,971	–

Item 6.	Selected Financial Data

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, see Risk Factors in “Item 1A.” of this report.

Overview

We provide products and services to customers in the oil and gas industry both domestically and internationally. The majority of our business is conducted through two operating segments: (1) Electrical Products and Services and (2) Drilling Products and Services.

Our electrical segment designs, manufactures, installs and services electrical and control systems for drilling rigs including SCR (silicon-controlled rectifier) units and VFD (variable frequency drive) units, as well as electrical cabling, lighting systems, closed circuit video systems, gas and fire detection systems, and communication systems.

Our drilling segment is a full service provider of drilling rigs and their components. We design, manufacture, and service complete land-based drilling rigs, as well as rig subsystems and parts. We also provide drilling rig services including mechanical services, assembly testing (rig-up/final construction and commission), rig refurbishment and inspection, new rig fabrication and completion of land rig packages. Additionally, we fabricate mud tanks, masts and substructures, dog houses and other products.

The increased use of horizontal drilling and hydraulic fracturing, or fracking, has increased the demand for drilling rigs capable of drilling under these conditions. Since fracking has become more widespread, we believe more than 1,000 rigs have been manufactured or refurbished for that purpose. By 2009, our rig electrical and control systems were gaining market acceptance and we had started installing our proprietary electrical systems in customer’s existing drilling rigs. Because these electrical systems are the key component that enable the rig to operate with greater efficiency in horizontal shale drilling situations versus other competitive electrical systems, management decided to offer customers a complete rig package, including our unique electrical and control systems. Later in 2009, we sold our first complete rig package.

On March 22, 2013, the Company entered into four substantially identical purchase agreements for modular drilling units with Integrated Trade Systems, Inc., an agent for PEMEX. The collective value of the four agreements is approximately $354 million and each agreement is for the design, construction, delivery, and installation of one modular drilling unit on existing PEMEX shallow offshore platforms. While the Company has performed extensive subcontract work on offshore platforms, the agreements represent the Company’s first offshore lead contractor engagement.

PEMEX selected the Company’s equipment based on a technical review in December 2012 and subsequently worked closely with Company on finalizing the contracts and related specifications during the first quarter of 2013. The Company believes that its rig designs for these offshore platforms will enable it to capture more bids for new drilling equipment on newly constructed platforms as well as replacing drilling equipment on existing shallow offshore platforms that may be 25 or more years’ old. On these older platforms, drilling operators are potentially looking to upgrade their platforms with newer equipment that encompass the latest drilling techniques and efficiencies.

This additional offshore platform rig business will expand the Company’s current offerings beyond our existing land rig offerings. The size and scope of these projects will help to solidify our existing land rig backlog.

Management is currently focused on improving the production process for complete rig packages and continuing to implement lean manufacturing processes. We also plan to leverage our IEC division’s established customer base to expand the products and services we offer to our customers and are evaluating strategies to further serve offshore and international markets.

Consolidated Results of Operations

	For the Years Ended December 31,
(Dollars in thousands)	2012		2011		2010
Statement of Operations Data:
Revenue:
Products	$215,877	75.9%	$93,397	57.1%	$78,502	67.4%
Services	68,367	24.1%	70,223	42.9%	37,978	32.6%
Total revenue	284,244	100.0%	163,620	100.0%	116,480	100.0%

Cost of goods sold and services:
Products	201,951	93.5%	85,651	91.7%	63,595	81.0%
Services	44,773	65.5%	49,445	70.4%	28,877	76.0%
Total cost of goods sold and services	246,724	86.8%	135,096	82.6%	92,472	79.4%

Selling, general and administrative expense	35,014	12.3%	19,862	12.6%	14,311	12.5%
Depreciation and amortization expense	1,964	0.7%	1,245	0.8%	793	0.7%
Income from operations	542	0.2%	7,417	4.5%	8,904	7.6%

Other (income) expense:
Interest expense	1,224	0.4%	3,695	2.3%	5,156	4.5%
Interest income	—	0.0%	(105)	-0.1%	(47)	0.0%
Other (income) expense	(186)	-0.1%	(51)	0.0%	48	0.0%
Total other (income) expense	1,039	0.4%	3,539	2.2%	5,157	4.5%
Income (loss) before income taxes	(496)	-0.2%	3,878	2.4%	3,747	3.2%
Income taxes:
Current	267	-0.1%	92	0.1%	156	0.1%
Deferred	505	0.2%	1,644	1.0%	1,369	1.2%
Total income taxes	772	0.3%	1,736	1.1%	1,525	1.3%
Net income (loss)	$(1,268)	-0.4%	$2,142	1.3%	$2,222	1.9%

Except for the components of cost of goods sold and services, the percentages above represent line item values expressed as a percentage of total revenue. For the components of cost of goods sold and services, the percentages represent cost of goods sold and services related to products and services expressed as a percentage of revenue for products and services, respectively.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Revenues were $284 million and $164 million for the fiscal years 2012 and 2011, respectively, an increase of $121 million or 74%. This increase was driven by a $122 million increase in products revenue. This significant increase in products revenue was driven by a $141 million increase in complete rig product revenues offset by a $19 million decline in rig refurbishment revenue.

Cost of Sales

Cost of Sales were $247 million and $135 million for the fiscal years 2012 and 2011, respectively, an increase of $112 million or 83%. This increase was primarily driven by the increased revenues as noted above. As a percent of revenue, cost of sales were 87% of revenue in 2012 versus 83% of revenue in the comparable 2011 fiscal year. The increase in cost of sales as a percentage of revenue was due to an increased cost of sales of the Company’s product sales which increased to 94% of revenue in 2012 versus 92% of revenue in 2011. Services cost of sales improved slightly in 2012 to 66% of revenue as compared to 70% of revenue in the comparable 2011 period.

Selling, General and Administration Expenses

Selling, general and administration expenses were $35 million and $20 million in 2012 and 2011 respectively, an increase of $15 million. Salaries, wages, and commissions collectively increased $8 million in fiscal year 2012 versus 2011 as a result of the Company’s substantial increase in sales volumes. Additionally, the Company incurred approximately $3 million in additional merger related professional fees and travel expenses in 2012 versus 2011 as a result of IDE’s merger with EAC. Selling, general and administration expenses were 12% of total revenue in both 2012 and 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.9 million in fiscal year 2012 and $1.2 million in the comparable 2011 fiscal year.

Income from Operations

Income from operations declined to $0.5 million in 2012 from $7.4 million in 2011. The $6.9 million decline primarily resulted from a $9.0 million increase in gross margin dollars generated in 2012 versus 2011 ($37.5 million versus $28.5 million respectively) offset by $15.2 million in higher selling, general and administration expenses in fiscal year 2012 versus the comparable 2011 fiscal year as noted above.

Other (Income) Expense and Income Taxes

Total other expense was $1.0 million and $3.5 million in 2012 and 2011, respectively. Net interest expense (interest expense less interest income) was $1.2 million and $3.6 million in 2012 and 2011 respectively, a decrease of $2.4 million. This decrease in net interest expense was principally due to substantially lower debt levels in 2012. Other income was $0.2 million in the 2012 fiscal year versus other income of $0.1 million in fiscal year 2011.

Income tax expense was $0.8 million and $1.7 million in 2012 and 2011, respectively. After adjusting for temporary and permanent income tax items, the income tax expense represented effective tax rates on income before income taxes of 35% in 2012 and 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Revenues were $164 million and $116 million for the fiscal years 2011 and 2010, respectively, an increase of $47 million or 41%. This increase was driven by a $32 million increase in services revenue and a $15 million increase in products revenue. The increase in services revenue was from a $35 million increase in refurbishment rig revenue in fiscal year 2011 versus 2010 principally from a contract with a customer to refurbish five rigs. The increase in products revenue was principally from an $11 million increase in our complete rig package revenue in fiscal year 2011 versus 2010 reflecting our growth in the sales of complete rigs.

Cost of Sales

Cost of sales was $135 million and $92 million for the fiscal years 2011 and 2010, respectively, an increase of $43 million or 47%. This increase was primarily driven by the increased revenues as noted above. As a percent of revenue, cost of sales were 83% of revenue in 2011 versus 79% of revenue in 2010. The increase in cost of sales as a percentage of revenue was due to an increased cost of sales of our products which increased to 92% of revenue in 2011 versus 81% of products revenue in 2010. This increase in cost of sales was due to the increase in complete rig package revenue in 2011 versus 2010. These sales have a much higher cost of sales than the other product revenue line items. Services cost of sales improved slightly in 2011 to 70% of revenue as compared to 76% of revenue in the comparable 2010 period. The improvement was due to improved margins on rig up electrical service revenue. Cost of sales declined to 61% of revenue in 2011 from 75% of revenue in 2010. The rig up electrical service revenue was approximately $34 million in both fiscal years.

Selling, General and Administration Expenses

Selling, general and administration expenses were $20 million and $14 million in 2011 and 2010, respectively, resulting in an increase of $5.6 million. This increase was primarily due to increased cost of sales associated with higher revenues in 2011 as compared to 2010 and, to a lesser degree, additional expenses associated with hiring and compensating additional senior management. Selling, general and administration expenses were 12% of total revenue in both 2011 and 2010. Salary expense and unapplied manufacturing labor increased $2 million and $1 million, respectively, in 2011 versus 2010. These higher expenses are reflective of our efforts to support our complete rig revenues.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.2 million in 2011 and $0.8 million in the comparable 2010 fiscal year.

Income from Operations

Income from operations declined to $7.4 million in 2011 from $8.9 million in 2010. The $1.5 million decline resulted from a $4.5 million increase in gross margin dollars generated in 2011 versus 2010 ($28.5 million versus $24.0 million respectively) offset by $5.6 million in higher selling, general and administration expenses in 2011 versus 2010 ($19.9 million versus $14.3 million, respectively).

Other (Income) Expense and Income Taxes

Total other expense was $3.5 million and $5.2 million in 2011 and 2010 respectively. Net interest expense (interest expense less interest income) was $3.6 million and $5.1 million in 2011 and 2010 respectively, a decrease of $1.5 million. This decrease in net interest expense was principally due to substantially lower debt levels in 2011.

Income tax expense was $1.7 million and $1.5 million in 2011 and 2010 respectively. The income tax expense represented effective tax rates on income before income taxes of 45% and 41% in 2011 and 2010, respectively.

Segment Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Electrical Products & Services segment revenues were $94 million and $56 million for fiscal years 2012 and 2011, respectively, an increase of $39 million or 69%. This increase was primarily driven by higher work volumes from its major customer, as well as increased electrical volume from the production of IDE’s complete rigs. Drilling Products & Services segment revenue was $224 million and $141 million for fiscal years 2012 and 2011, respectively, an increase of $83 million, or 59%. The 2012 increase in Drilling Products & Services segment revenues was primarily driven by the increased production levels of complete new rigs.

Electrical Products & Services segment profit was $17 million and $10 million for fiscal years 2012 and 2011, respectively, an increase of $7 million or 66%. Segment profits were 18% of 2012 and 2011 segment revenues. The $7 million increase in 2012 versus 2011 segment profits was primarily driven by increased 2012 revenues. Drilling Products & Services segment profit was $1 million and $10 million for fiscal years 2012 and 2011, respectively, a decrease of $9 million or 93%. Segment profits were 0.3% and 7% of the respective 2012 and 2011 segment revenues. The decrease in 2012 profits expressed as a percentage of revenue was due to complete rig gross margin losses during the first quarter of 2012 of $6 million as a result of manufacturing inefficiencies. These losses were eliminated in subsequent periods as a result of the Company’s implementation of lean manufacturing practices. In the period from April 1 to December 31, 2012, the Company’s complete rig gross margin profits were $16 million.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Electrical Products & Services segment revenues were $56 million and $48 million for fiscal years 2011 and 2010, respectively, an increase of $7 million or 15%. This increase was primarily driven by additional revenues related to electrical systems used in the production of our complete rig packages. Drilling Products & Services segment revenues were $141 million and $93 million for fiscal years 2011 and 2010, respectively, an increase of $47 million or 51%. The 2011 increase in Drilling Products & Services segment revenues of $47 million included $21 million in additional fabrication and rig refurbishment revenues, $11 million in additional complete rig package revenues and $15 million in additional other drilling product and services revenues.

Electrical Products & Services segment profit was $10 million and $9 million for fiscal years 2011 and 2010, respectively, an increase of $1 million or 13%. Segment profits were 18.5% and 18.9% of the respective 2011 and 2010 segment revenues. The $1 million increase in 2011 versus 2010 segment profits was primarily driven by the additional 2011 fiscal year Electrical Products & Services segment revenues. Drilling Products & Services segment profit was $10 million and $8 million for fiscal years 2011 and 2010, respectively, an increase of $2 million or 29%. Segment profits were 7.5% and 8.7% of the respective 2011 and 2010 segment revenues. The decline in 2011 profits expressed as a percentage of revenue was due to higher revenues of complete rig packages which have a lower margin than the balance of the other products within the Drilling Products & Services segment. The $2 million of additional 2011 segment profit versus 2010 was driven by increased 2011 segment revenues offset by lower 2011 profit margins as noted above.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from the sales of our products and services. Most of the Company’s fixed-price contracts for new land-based drilling rigs provide for progress payments throughout the manufacturing process. Most of the Company’s other revenue producing contracts are billed monthly to customers for actual costs plus an agreed margin. Assuming consistent volumes, these contracts typically do not require extensive working capital resources. Our primary use of cash is cost of sales, operating expenses, interest expense, working capital needs, purchases of intangibles, capital expenditures, and repayment of our debt obligations.

In 2010, we generated sufficient funds to cover our cash obligations as well as to reduce our long-term debt by $5.8 million.

In October 2011, we repaid all of our outstanding debt, or $20.9 million, on our $25.9 million Credit Agreement. Due to this cash outflow, as well as a rapid expansion in our complete rig business, we concurrently entered into a new $20 million revolving credit facility.

On December 14, 2012, in connection with the closing of the Merger, we entered into a $20 million term loan and security agreement, amended and restated a $20 million revolving credit and security agreement and issued 25,000 shares of Preferred Stock for $2.5 million.

For the cumulative $354 million of PEMEX contracts that were signed on March 22, 2013, the Company will receive a 20% deposit upon posting contract performance bonds and letters of credit to support the project. The final 80% contract price will be paid seven days after successful installation acceptance on the offshore platform. The performance bonds, letters of credit and payment terms on these PEMEX contracts will require the Company to raise additional working capital in order to complete the project.

The Company is currently exploring various options to raise additional working capital. There can be no assurances that the Company will be able to raise the additional working capital needed to complete the aforementioned PEMEX contracts.

Term Facility

On December 14, 2012, we and our subsidiaries (the “Borrowers”) entered into a term loan and security agreement with Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P., as lenders, and Elm Park Capital Management, LLC, as administrative agent, which provides for a $20.0 million four year senior secured second-lien term loan facility (the “Term Facility”). Proceeds of the Term Facility were used (a) to finance a portion of the consideration payable in the Merger, (b) to repay a portion of the Borrowers’ existing indebtedness, and (c) to pay fees and expenses associated with the Merger and related transactions. This term loan and security agreement was amended on April 9, 2013.

Interest Rate. Loans under the Term Facility bear interest, at the Borrowers’ option, at a rate equal to the adjusted LIBOR rate or an alternate base rate, in each case, subject to a floor and a spread. This interest is paid in cash. For LIBOR loans, the floor is 3.0% and the spread will range from 8.0% to 9.0% per annum depending on the total leverage ratio. For alternate base rate loans, the floor is 4.0% and the spread will range from 7.0% to 8.0% per annum depending on the total leverage ratio. In addition, all loans bear additional pay-in-kind (PIK) interest at a rate of 2.0% per annum.

Voluntary Prepayment. The Borrowers are permitted to make voluntary principal prepayments with respect to the Term Facility at any time. However, in connection with any voluntary prepayment (and in certain instances, mandatory prepayments) during the first year of the Term Facility, the Borrowers will be required to pay a make whole premium in an amount equal to the present value of all interest that but for such prepayment would have accrued through the first anniversary of the Term Facility, plus an amount equal to 3.0% of the amount being prepaid. Any principal prepayment made thereafter will be subject to a prepayment penalty in an amount equal to 3.0% in the second year of the Term Facility, 1.0% in the third year of the Term Facility and 0.0% thereafter.

Mandatory Prepayment and Amortization. The Borrowers are required to make quarterly amortization payments with respect to the Term Facility of $150,000 for each calendar quarter of 2013 and $300,000 each calendar quarter thereafter. In addition, the Borrowers are required to make mandatory prepayments in connection with specified events, including certain asset sales, debt issuances, equity issuances, casualty and condemnation events and the receipt of extraordinary proceeds, as well as an annual mandatory prepayment in an amount equal to 50% of certain excess cash flow for the previous year.

Guarantors and Security Interests. The Borrowers are jointly and severally liable for the obligations under the Term Facility and any future subsidiaries of the Borrowers will be required to guarantee the payment and performance of the obligations of the Borrowers under the Term Facility. The Term Facility is secured, subject to certain permitted liens, on a second priority basis by a security interest in substantially all of each Borrower’s and each guarantor’s tangible and intangible assets.

Representations and Covenants. The Term Facility contains representations and warranties and affirmative and negative covenants, including restrictions on indebtedness, investments, sales of assets, mergers and consolidations, liens and dividends and other distributions. In addition, the Term Facility includes financial covenants, including minimum net worth, minimum fixed charge coverage ratio, minimum liquidity test, minimum EBITDA, maximum total leverage ratio and a limitation on capital expenditures. The Term Facility cross-default provisions with the PNC Credit Facility and also includes customary events of default, including upon a change of control.

Amended and Restated PNC Credit Facility

On December 14, 2012, the Borrowers entered into an amended and restated revolving credit and security agreement with PNC Bank, National Association, as administrative agent and the initial lender (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a $20 million committed asset-based revolving credit facility, with a sublimit for letters of credit (the “Revolving Facility”). The availability of credit under the Revolving Credit Agreement is subject to a borrowing base, which is calculated based on percentages of accounts receivable and inventory, that may limit the amount of borrowings and letters of credit otherwise available under the Revolving Facility. The commitments under the Revolving Credit Agreement expire on June 30, 2016 and all loans made under the Revolving Facility mature on such date. This Revolving Credit Agreement was amended on April 9, 2013.

Interest Rate. Loans under the Revolving Facility will bear interest, at the Borrowers’ option, at a rate equal to the adjusted LIBOR rate plus 2.50% or an alternate base rate plus 1.50%.

Termination of Commitments. The Borrowers will be permitted to make voluntary prepayments with respect to the Revolving Facility at any time and may terminate or reduce the commitments under the Revolving Credit Facility after meeting certain notice requirements. However, in connection with any voluntary reduction or termination of the commitments the Borrowers are required to pay a fee in an amount equal to 3.0% of any reduction during the first year of the Revolving Facility, 2.0% of any reduction during the second year of the Revolving Facility and 1.0% of any reduction during the third year of the Revolving Facility.

Mandatory Prepayments. The Borrowers are required to use insurance proceeds and the net cash proceeds from any asset sale to prepay revolving loans made under the Revolving Facility. In addition, if a default exists under the Revolving Credit Agreement, the Borrowers are required to use the net cash proceeds of certain equity and debt issuances and certain receipts received outside of the ordinary course of business to prepay revolving loans made under the Revolving Facility. Such prepayments do not result in a mandatory reduction of the commitments and can be reborrowed to the extent that borrowings are then permitted under the Revolving Credit Agreement.

Guarantors and Security Interests. The Borrowers are jointly and severally liable for the obligations owing under the Revolving Facility and any future subsidiaries of the Borrowers shall be required to guarantee the payment and performance of the obligations of the Borrowers under the Revolving Facility. The Revolving Facility is secured, subject to certain permitted liens, on a first priority basis by a security interest in substantially all of each Borrower’s and each guarantor’s tangible and intangible assets.

Representations and Covenants. The Revolving Facility contains representations and warranties and affirmative and negative covenants, including restrictions on indebtedness, investments, sales of assets, mergers and consolidations, liens and dividends and other distributions. In addition, the Revolving Facility includes certain financial covenants, including minimum net worth, minimum fixed charge coverage ratio, minimum liquidity test, minimum EBITDA, maximum total leverage ratio and a limitation on capital expenditures. The Revolving Facility also includes customary events of default, including upon a change of control.

As of February 28, 2013, we were not in compliance with certain covenants of our existing credit facilities. On April 9, 2013, we amended both of our existing credit agreements and as of that date, we are in compliance with our credit facilities.

Preferred Stock Purchase Agreement

On December 14, 2012, we entered into the Purchase Agreement with our Sponsor, pursuant to which our Sponsor purchased 25,000 shares of Preferred Stock at $100 per share for $2.5 million. For additional information the about sale of our Preferred Stock, see “Certain Relationships and Related Transactions — Preferred Stock Purchase Agreement.”

Cash Flows for the Years Ended December 31, 2012 and 2011

Net cash used in operating activities was $9.8 million in fiscal year 2012 versus net cash provided by operations of $25.8 million in fiscal year 2011. The $35.6 decline in cash flow from operations in 2012 versus 2011 was primarily due to a $31.7 million decline in cash generated from working capital in 2012 versus 2011. The working capital decline came from lower customer advanced billing and payments in 2012 versus 2011 of $75.1 million. This decline was the result of the Company’s decrease in fiscal year-end 2012 complete rig order billings and deposits versus the comparable 2011 year-end amount. This decrease was offset by $49.9 million of cash provided by lower accounts receivables and inventories as a result of these lower production levels in December 2012 versus December 2011.

The Company invested approximately $2 million in intangibles during fiscal years 2012 and 2011. Capital expenditures were also approximately $2 million in the 2012 and 2011 fiscal years. There were no business purchases in the comparable 2011 fiscal year.

For financing activities, in the 2012 fiscal year, the Company incurred additional net long-term borrowings of $33 million versus net repayments of long-term debt in fiscal year 2011 of $22 million. In connection with the December 14, 2012 reverse merger of Empeiria into IDE, the Company distributed $20 million to the former shareholders of IDE. During the 2011 fiscal year, we also purchased 1,000 shares of our common stock for $1.3 million from one of our principal shareholders.

As a result of the foregoing activities, in the 2012 fiscal year, the Company’s cash decreased by $2.5 million versus a decrease of cash of $1.8 million in the comparable 2011 fiscal year.

In 2012 and 2011, the Company paid cash interest of $0.8 million and $3.3 million, respectively. Cash income tax payments were $0.1 million in the 2012 fiscal year versus $0.2 million in the comparable 2011 fiscal year.

Cash Flows for the Years Ended December 31, 2011 and 2010

Net cash provided by operating activities was $25.8 million in fiscal year 2011 versus $10.9 million in fiscal year 2010. The $14.9 million improvement in cash flow in 2011 versus 2010 was primarily due to a $14.4 million improvement in cash generated from working capital in 2011 versus 2010. The working capital improvement came from $40.2 million of additional customer deposits received in 2011 versus 2010. These additional deposits were the result of our significant increase in 2011 of complete rig orders as noted above. This increase in deposits was offset by $23.1 million of cash used as a result of higher inventories in 2011 versus 2010. Again, these 2011 higher inventory levels were due to our higher production levels of complete rigs versus the comparable 2010 period.

We invested $2.1 million in intangibles during both the fiscal years 2011 and 2010. Capital expenditures were $2.1 million in 2011 and $0.2 million in 2010.

For financing activities, in 2011 we repaid $21.6 million of long-term debt (net of additional borrowings) versus $5.8 million of long-term debt repayments in 2010. In 2011, we repurchased 1,000 shares of its common stock for $1.3 million from one of our principal stockholders.

As a result of the foregoing activities, in the 2011 fiscal year, our cash decreased by $1.8 million versus an increase of cash of $2.7 million in the comparable 2010 fiscal year.

In 2011 and 2010, we paid cash interest of $3.3 million and $4.7 million, respectively. Cash income tax payments were approximately $0.2 million in both the 2011 and 2010 fiscal years.

Future Cash Requirements

As of December 31, 2012, we had long-term debt, including current maturities, of $37 million, cash and cash equivalents of $2 million, and $4.7 million available under our amended and restated $20 million revolving credit and security agreement.

Based on our cash on hand and cash flow from operations, we believe that we will have the working capital resources necessary to meet our projected operational needs for fiscal year 2013. The performance bonds, letters of credit and payment terms under the PEMEX contracts will require the Company to raise additional working capital in order to complete the contracts on schedule in the second half of calendar 2014. We believe that we will be able to obtain additional working capital through credit arrangements, debt, or additional equity. We would expect to use this working capital to finance the PEMEX contracts and to pursue acquisitions, investments and other growth opportunities or if we experience operating losses. There can be no assurance that financing will be available.

Critical Accounting Policies and Management Estimates

The Commission defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operation are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

Revenue Recognition

We report earnings from firm-price and modified firm-price long-term contracts on the percentage-of-completion method. Earnings are recorded based on the ratio of costs incurred to-date to total estimated costs. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined. A contract is considered complete when its manufacturing process is complete, the customer has been provided with all proper inspection and other required documentation, title and risk of loss has passed to the customer, collectability is reasonably assured and the product has been delivered.

The percentage-of-completion method requires us to make estimates regarding the total costs of the project, progress against the project schedule and the estimated completion date, all of which impact the amount of revenue and gross margin we recognize in each reporting period. Significant projects and their related costs and profit margins are updated and reviewed at least quarterly by our senior management. Factors that may affect future project costs and margins include weather, production inefficiencies, availability and cost of labor, materials and subcomponents and other factors. These factors can impact the accuracy of our estimates and materially impact our future reported earnings. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on contracts accounted for under ASC 605-35, Construction-Type and Production-Type Contracts are recognized in the period in which they become known. Losses expected to be incurred on jobs in progress, are charged to income as soon as such losses are known.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We review our allowance for doubtful accounts on a quarterly basis. Reserves for potential losses are based on our estimate of the probability of collection for certain accounts, our historical experience of bad debt expense and the aging of its accounts receivable balances. Accounts are written-off when an account is determined to no longer be collectable, based on our past collection history, or after we have exhausted all possible means of collection.

We have typically not experienced unanticipated bad debt losses as a result of our business practices of securing advance payments for a large percentage of our projects during the construction process, and securing final payments from customers that may present collectability issues prior to shipment.

Inventories

Inventories consist of raw materials and finished goods and work-in-process (see Revenue Recognition). Inventories of raw materials and finished goods are stated at the lower of cost or market using the average method. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our manufacture of product.

Recent Accounting Pronouncements

We evaluated recent accounting pronouncements and do not believe the adoption of any recently issued accounting standards will have a material impact on our financial position and results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8.	Consolidated Financial Statements and Supplementary Data

Integrated Drilling Equipment Holdings Corp.
Index
December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Drilling Equipment Holdings Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' deficit, and of cash flows present fairly, in all material respects, the financial position of Integrated Drilling Equipment Holdings Corp. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for the two years ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Houston, Texas

April 16, 2013

Integrated Drilling Equipment Holdings Corp.
Consolidated Balance Sheets
December 31, 2012 and 2011

	December 31,
(in thousands, except share and par value)	2012	2011

Assets
Current assets
Cash and cash equivalents	$1,602	$4,129
Restricted cash	503	-
Accounts receivable, net	27,393	30,698
Inventories, net	12,339	29,595
Deferred tax assets	1,036	998
Prepaid expenses and other current assets	1,041	404
Total current assets	43,914	65,824
Intangibles, net	4,429	3,714
Property, equipment and improvements, net	3,349	2,758
Deferred financing costs, net	3,012	471
Deferred tax assets	2,837	3,380
Deposits	91	81
Total assets	$57,632	$76,228
Liabilities and Stockholders’ Deficit
Current liabilities
Current maturities of long-term debt	$600	$1,667
Current portion of capital lease obligations	40	36
Trade accounts and other payables	23,712	26,308
Accrued liabilities	11,555	4,291
Customer advanced billings and payments, and other	13,320	46,643
Total current liabilities	49,227	78,945
Long-term debt, less current maturities	36,810	3,195
Capital lease obligations, net of current	33	36
Total liabilities	86,070	82,176
Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock $0.0001 and $.001 par value, respectively Authorized shares 100,000,000 and 20,000, respectively Issued shares 8,646,700 and 5,575,671, respectively	1	-
Accumulated deficit	(28,439)	(5,948)
Total stockholders’ deficit	(28,438)	(5,948)
Total liabilities and stockholders’ deficit	$57,632	$76,228

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.
Consolidated Statements of Operations
December 31, 2012 and 2011

	December 31,
(in thousands, except share and per share amounts)	2012	2011

Revenue
Products	$215,877	$93,397
Services	68,367	70,223
Total revenue	284,244	163,620

Cost of goods sold and services
Products	201,951	85,651
Services	44,773	49,445
Total cost of goods sold and services	246,724	135,096
Selling, general and administrative expense	35,014	19,862
Depreciation and amortization expense	1,964	1,245
Income from operations	542	7,417

Other (income) expense
Interest expense	1,224	3,695
Interest income	-	(105)
Other expense	(186)	(51)
Income (loss) before income taxes	(496)	3,878

Income taxes
Current	267	92
Deferred	505	1,644
Total income taxes	772	1,736
Net income (loss)	$(1,268)	$2,142

Weighted average shares outstanding:
Basic and Diluted	5,727,119	5,930,409
Earnings (loss) per share:
Basic and Diluted	$(0.22)	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.
Consolidated Statements of Stockholder Deficit
December 31, 2012 and 2011

	Shares Issued		Stock		Accumulated	Total Stockholders’
(in thousands, except share data)	Common	Preferred	Common	Preferred	Deficit	Deficit
Balances at December 31, 2010	40,618,906	24,371,345	$41	$24	$(6,845)	$(6,780)
Net income	-	-	-	-	2,142	2,142
Restructuring due to merger between Integrated
Drilling Equipment Company and Integrated Drilling
Equipment Company Holdings	(40,618,906)	(24,371,345)	(41)	(24)	65	-
Issuance of common shares	6,195,190	-	-	-	-	-
Repurchase of common shares	(619,519)	-	-	-	(1,310)	(1,310)
Balances at December 31, 2011	5,575,671	-	$-	$-	$(5,948)	$(5,948)
Net loss	-	-	-	-	(1,268)	(1,268)
Recapitalization due to merger between Integrated Drilling Equipment and Empeiria Acquisition Corporation	3,071,029	-	1	-	(21,223)	(21,222)
Balances at December 31, 2012	8,646,700	-	$1	$-	$(28,439)	$(28,438)

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.
Consolidated Statements of Cash Flows
December 31, 2012 and 2011

	December 31,
(in thousands)	2012	2011

Operating activities
Net income (loss)	$(1,268)	$2,142
Adjustments to reconcile net income (loss) to cash provided (used in) operating activities
Depreciation and amortization expense	1,964	1,245
Deferred income tax	505	1,644
Provision for bad debts	409	112
Amortization of deferred financing costs	209	508
Unrealized gain on warrant valuation	(70)	-
Changes in operating assets and liabilities
Trade accounts receivable	2,896	(10,261)
Inventories	17,256	(19,487)
Other current assets	(637)	241
Trade accounts and other payables	(2,596)	8,419
Accrued liabilities	4,830	(552)
Customer advanced billings and payments	(33,323)	41,794
Net cash used provided by (used in) operating activities	(9,825)	25,805

Investing activities
Capital expenditures for intangibles	(1,577)	(2,084)
Capital expenditures for property, plant and equipment	(1,798)	(2,054)
Restricted cash	(503)	-
Increase in deposits	(10)	(14)
Net cash used in investing activities	(3,888)	(4,152)

Financing activities
Issuance of long-term debt	113,500	5,000
Repayments of long-term debt	(80,972)	(26,631)
Payment of capital lease	(42)	(31)
Distribution to former IDE stockholders	(20,000)	-
Repurchase of common stock	-	(1,310)
Deferred financing costs	(1,300)	(472)
Net cash provided by (used in) financing activities	11,186	(23,444)
Increase (decrease) in cash and cash equivalents	(2,527)	(1,791)
Cash and cash equivalents
Beginning of year	4,129	5,920
End of year	$1,602	$4,129
Supplemental cash flow disclosure
Cash paid for interest	$824	$3,292
Cash paid for income taxes	99	194

Noncash activity
Property and equipment acquired through capital leases	$43	$103
Warrants issued as financing costs	1,450	-
Interest paid-in-kind	20	-

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.
Notes to Consolidated Financial Statements
December 31, 2012 and 2011

1.	Nature of Business

Integrated Drilling Equipment Holdings Corp. (“IDE”) provides products and services to customers in the oil and gas industry both domestically and internationally. The majority of our business is conducted through two operating segments (1) Electrical Products and Services and (2) Drilling Products and Services.

Our electrical segment designs, manufactures, installs and services rig electrical and control systems including SCR (silicon controlled rectifier) units and VFD (variable frequency drive) units, as well as electrical cabling, lighting systems, closed circuit video systems, gas and fire detection systems, and communication systems.

Our drilling segment is a full service provider of drilling rigs and their components. We design, manufacture, and service complete land- based drilling rigs, as well as rig subsystems and parts. We provide drilling rig services including: mechanical services, assembly testing (rig- up/final construction and commission), rig refurbishment and inspection, new rig fabrication and completion of land rig packages. Additionally, we fabricate mud tanks, masts and substructures, dog houses and other products.

On March 22, 2013, the Company entered into four substantially identical purchase agreements for modular drilling units. The collective value of the four agreements is approximately $354 million and each firm price agreement is for the design, construction, delivery, and installation of one modular drilling unit on existing shallow offshore platforms. While the Company has performed extensive subcontract work on offshore platforms, the agreements represent the Company’s first offshore lead contractor engagement.

The accompanying consolidated financial statements and related footnotes are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

As used in the report, “we,” “our,” “us”, “the Company” and “IDE” means Integrated Drilling Equipment Holdings Corp. and, where the context requires, includes our subsidiaries.

2.	Merger with Empeiria Acquisition Corp.

On December 14, 2012, Integrated Drilling Equipment Holdings Inc. completed the merger (the "Merger") with Empeiria Acquisition Corp. ("EAC"). The Merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, for accounting and financial purposes, EAC was treated as the acquired company, and IDE was treated as the acquiring company. Accordingly, historical financial information for periods and dates prior to December 14, 2012, include information for IDE only.

Total compensation received by the former IDE shareholders included $20.0 million in cash and 5,575,671 shares of Integrated Drilling Equipment Holdings Corp. common stock. We have withheld 750,000 shares of the stock compensation to the former IDE stockholders in the transaction to satisfy any indemnification claims we have under the Merger Agreement. Depending on the amount of the indemnification claims that we may make, we will distribute these remaining 750,000 additional shares to the former IDE stockholders 18 months after December 14, 2012. The former IDE stockholders may also be entitled to receive:

•	an additional cash payment of up to $10.0 million, equal to the amount by which 2013 EBITDA (as defined in the Merger Agreement) exceeds $30.0 million, multiplied by 0.5.

•	an additional 5,250,000 shares of common stock that we hold, distributed ratably if the Company’s stock price exceeds $12.00, $13.50, $15.00 and $17.00 respectively before December 14, 2017, or if a change of control transaction occurs following the Merger that values the Company’s common stock at more than the stock price thresholds. For example, if the Company’s stock price exceeds $13.50 per share or if a change of control transaction occurs following the Merger that values the shares at more than $13.50 per share, the former IDE stockholders will receive 2,625,000 shares.

This contingent consideration has not been recorded as of December 31, 2012 due to the uncertainty as to whether the related thresholds will be met in accordance with the Merger Agreement.

In connection with the completion of the merger, we entered into the following financing transactions:

•	A new $20.0 million four year secured second-lien term loan facility with Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P., as lenders, and Elm Park Capital Management, LLC, as administrative agent.

•	A $20.0 million amended and restated revolving credit facility (which amended and restated IDE’s prior facility).

•	A stock purchase agreement pursuant to which Empeiria Investors, LLC (our “Sponsor”) purchased an aggregate of $2.5 million of our series A preferred stock (the “Preferred Stock”).

For accounting purposes the merger has been treated as a recapitalization of IDE with IDE as the acquirer (reverse acquisition). The historical consolidated financial statements prior to December 14, 2012, are those of IDE and the cash distribution of $20.0 million and the assumption of the net assets of Empeiria Acquisition Corp of approximately $1.3 million have been included in the recapitalization. All share and per share amounts in the consolidated financial statements and related notes have been retrospectively adjusted to reflect the recapitalized stock splits.

On April 11, 2013, EAC changed its name to Integrated Drilling Equipment Holdings Corp.

3.	Summary of Significant Accounting Policies

Use of Estimates

Our Consolidated Financial Statements are expressed in U.S. dollars and have been prepared by us in accordance with accounting principles generally accepted in the United States (“GAAP”). In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our estimates, including those related to percentage of completion and related revenue recognition, deferred revenues, and inventory valuation and reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be a cash equivalent We maintain cash in bank deposit accounts, which, at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

Restricted Cash

Restricted cash primarily consists of cash proceeds set aside for payment of medical claims relating to our self-insurance group health program, which was implemented in 2012.

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, and long-term debt. We believe the carrying values of cash and cash equivalents, trade receivables, and trade payables to be representative of their respective fair values because of short-term maturities or expected settlement dates. The carrying value of the term debt approximates fair value due to the variable interest rate.

Accounts Receivable

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Reserves for potential losses are based on our estimate of the probability of collection for certain accounts, our historical experience of bad debt expense and the aging of our accounts receivable balances. Accounts are written-off when the account is determined to no longer be collectible, based on our past collection history or after we have exhausted all possible means of collection.

Inventories

Inventories consist of raw materials, finished goods, and work-in-process. Inventories of raw materials and finished goods are stated at the lower of cost or market using the average cost method. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our manufacture of product. Inventories are disclosed net of reserves for excess and obsolete inventory of $200 thousand and $204 thousand at December 31, 2012 and 2011, respectively.

Intangibles

Intangibles are stated at cost, less accumulated amortization, and consist of technical drawings and engineering work relating to our rig technology and product design. Amortization is computed on a straight-line method over five years.

The carrying value of these assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends or unanticipated competition. Impairment of intangibles assets recorded were $44 thousand for the year ended December 31, 2011. No impairment of intangible assets were recorded for the year ended December 31, 2012 respectively.

Property, Equipment and Improvements

Property, Equipment and Improvements are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life of equipment are charged to expense as incurred. Replacements of significant items and major renewals and betterments are capitalized. When property and equipment is sold or otherwise disposed of, the related cost and accumulated depreciation or amortization are removed from the respective accounts and the resulting gain or loss on disposition is reflected in the statement of operations.

Depreciation is computed using useful lives under the straight-line method as follows:

Buildings	30 years
Leasehold improvements	Shorter of useful life or lease term
Machinery and equipment	5 years
Software	5 years
Vehicles	5 years
Furniture and fixtures	5 years

Assets acquired under capital leases are amortized over the estimated useful lives or the respective lease term, whichever is shorter.

Deferred Financing Costs

Deferred financing costs associated with long-term debt are carried at cost and expensed using the effective interest rate method over the term of the notes. If the related debt is prepaid, the Company accelerates the recognition of an appropriate amount of the costs as interest expense.

In October 2011, in connection with the payment of the $25.6 million Credit Agreement, the remaining unamortized debt issuance costs of $0.3 million were expensed and recognized as interest expense. Additionally, in connection with the $5.0 million senior secured debt agreement, the Company recorded fees in the amount of $0.5 million which were deferred and will be amortized over the life of the new agreement, of which, $28 thousand were expensed in 2011.

In December 2012, in connection with the $20.0 million Elm Park Credit Agreement, the Company recorded warrants issued as deferred financing costs. At the issuance date, the estimated fair value of these warrants,was $1.5 million. These deferred financing costs are being amortized over the 4 year term of the loan.

Accumulated amortization as of December 31, 2012 and 2011 totaled $137 thousand and $28 thousand, respectively.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on estimated fair market values. No impairment was recorded for the periods ended December 31, 2012 and 2011, respectively.

Revenue Recognition

We report earnings from firm-price and modified firm-price long-term contracts on the percentage-of-completion method. Earnings are recorded based on the ratio of costs incurred to-date to total estimated costs. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined.

The percentage-of-completion method requires us to make estimates regarding the total costs of the project, progress against the project schedule and the estimated completion date, all of which impact the amount of revenue and gross margin we recognize in each reporting period. Significant projects and their related costs and profit margins are updated and reviewed at least quarterly by our senior management members. Factors that may affect future project costs and margins include weather, production inefficiencies, availability and cost of labor, materials and subcomponents and other factors. These factors can impact the accuracy of our estimates and materially impact our future reported earnings. The cumulative impact of any revisions to estimates and the full impact of anticipated losses on contracts are recognized in the period in which they become known. Losses expected to be incurred on jobs in progress, are charged to income as soon as such losses are known.

The asset, “unbilled revenue,” which is included in accounts receivable, represents revenues recognized in excess of amounts billed. The liability, “customer advanced billings and payments,” represents billings in excess of revenues recognized. The asset, “work-in-process,” which is included in inventories, represents the cost of labor, material, and overhead in excess of amounts billed on jobs accounted for under the completed-contract method. Where we believe that we are unable to reasonably forecast cost-to-complete at start-up, our policy is to account for fixed-priced contracts under the completed contact method. Under this method, income is recognized only when a contract is completed or substantially complete and collection is reasonably assured.

Revenues derived from “time and material” contracts are recognized as the work is performed and collection is reasonably assured. We record revenue from our field and technical service and repair operations on a completed service basis after customer acknowledgement that the service has been completed and accepted and collection is reasonably assured. In addition, we sell certain purchased parts and products. These revenues are recorded when the product is shipped and title passes to the customer and collection is reasonably assured.

Earnings (loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the year ended December 31, 2012, the effect of 7.7 million warrants have not been considered in the diluted earnings per share as the effect would be anti-dilutive.

The following tables (in thousands, except share and per share amounts) set forth the computation of basic and diluted earnings per share:

	2012	2011
Basic:
Net income (loss)	$(1,268)	$2,142
Weighted average common shares	5,727,119	5,930,409
Basic income (loss) per share	$(0.22)	$0.36
Diluted:
Net income (loss)	$(1,268)	$2,142
Basic weighted average common shares	5,727,119	5,930,409
Potential common shares	—	—
Diluted weighted average common shares	5,727,119	5,930,409
Diluted income (loss) per share	$(0.22)	$0.36

Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. Advertising costs for December 31, 2012 and 2011 amounted to $75 thousand and $99 thousand, respectively.

Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management has considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Concentration of Credit Risks

Our customers operate in the oil and gas industry and based on a number of economic indicators, it appears that growth in global economic activity has slowed substantially. Current energy prices are important contributors to positive cash flow for our customers as well as expectations about future spending levels. However, any prolonged increase or decrease in oil and natural gas prices affects the levels of exploration, development and production activity within the oil and natural gas industry, and can negatively impact spending by our customers.

The Company’s customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is a high perceived risk. Any of these factors could affect the demand for oil and natural gas and could have an adverse effect on our results of operations. The Company mitigates its exposure to credit risk by performing ongoing credit evaluations of its customer base.

For the year ended December 31, 2012, revenues from 5 customers exceeded 10% of revenues, and amounted to $252 million. For the year ended December 31, 2011, revenues from four customers exceeded 10% of revenues, and amounted to $111.6 million.

As of December 31, 2012, 3 customers exceeded 10% of trade accounts receivable, which aggregated approximately $11.9 million and constituted 76% of trade accounts receivable outstanding. As of December 31, 2011 two customers exceeded 10% of trade accounts receivable, which aggregated approximately $12.2 million and constituted 80% of trade accounts receivable outstanding.

Capital Resource Risks

The Company derives all its revenues from companies in the oil and gas exploration and production industry, a historically cyclical industry with levels of activity that are significantly affected by the levels and volatility in oil and gas prices. The Company competes with larger national and multi-national companies that have longer operating histories, greater financial, technical and other resources and greater name recognition. The Company’s results of operations, cash flows and financial condition may be affected by these factors. Additionally, these factors could impact the Company’s ability to obtain additional debt and equity capital required to implement the Company’s rig construction and growth strategy, and the cost of that capital.

Our primary source of liquidity is cash generated from the sales of our products and services. Assuming consistent volumes, these contracts typically do not require extensive working capital resources. Our primary use of cash is cost of sales, operating expenses, interest expense, working capital needs, purchases of intangibles, capital expenditures, and repayment of our debt obligations.

For the cumulative $354 million of firm price contracts that were signed on March 22, 2013, the Company will receive a 20% deposit upon posting contract performance bonds and letters of credit to support the project. The final 80% contract price will be paid seven days after successful installation acceptance on the offshore platform. The performance bonds, letters of credit and payment terms on these contracts will require the Company to raise additional working capital in order to complete the project. If the Company can not obtain these related contract performance bonds and letters of credit that are necessary to obtain the contract deposit, the contract issuer may, at their discretion, terminate the aforementioned contracts.

The Company is currently exploring various options to raise additional working capital. There can be no assurances that the Company will be able to raise the additional working capital needed to complete the aforementioned contracts.

Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources, are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Reclassifications

Certain reclassifications have been made in prior period financial statements to conform with current period presentation. The reclassifications have no impact on the Company’s financial position, results of operations, or cash flows.

4.	Accounts Receivable

Accounts Receivable consists of the following (in thousands):

	December 31,
	2012	2011

Trade Accounts Receivable	$15,694	$15,205
Unbilled revenue and other	12,318	15,777
Less: Allowance for doubtful accounts	(619)	(284)
	$27,393	$30,698

5.	Uncompleted Contracts

Costs, estimated earnings and billings on uncompleted contracts are summarized below (in thousands):

	December 31,
	2012	2011

Costs incurred on uncompleted contracts	$133,010	$80,911
Earned margin	23,497	10,992
Earned revenue	156,507	91,903
Less: Billings to date	156,120	122,563
	$387	$(30,660)
Included in the accompanying balance sheets under the following captions:
Accounts receivable	$11,871	$15,307
Customer advanced billings and payments	(11,484)	(45,967)
	$387	$(30,660)

6.	Inventories

Inventories consist of the following (in thousands):

	December 31,
	2012	2011

Raw materials and finished goods, net	$6,927	$7,437
Work in process	5,412	22,158
	$12,339	$29,595

7.	Intangibles

Intangibles consist of the following (in thousands):

	December 31,
	2012	2011

Rig technology and product design	$5,786	$4,208
Less: Accumulated amortization	(1,357)	(494)
	$4,429	$3,714

Amortization expense for the years ended December 31, 2012 and 2011 amounted to $863 thousand and $473 thousand, respectively.

8.	Property, Equipment and Improvements

Property, Equipment and Improvements, including capital leases, consists of the following (in thousands):

	December 31,
	2012	2011

Machinery and equipment	$3,067	$1,800
Leasehold improvements	4,544	4,165
Assets under capital leases	146	103
Less: Accumulated depreciation	(4,408)	(3,310)
	$3,349	$2,758

Depreciation expense relating to machinery and equipment and leasehold improvements for the years ended December 31, 2012 and 2011 amounted to $1.01 million and $740 thousand, respectively.

Depreciation expense relating to capital leases for the years ended December 31, 2012 and 2011 amounted to $41 thousand and $31 thousand, respectively.

9.	Long-Term Debt

Long-Term Debt consisted of the following (in thousands):

	December 31,
	2012		2011
	Short-Term	Long-Term	Short-Term	Long-Term
$2.5 million redeemable preferred stock	$-	$2,500	$-	$-
$20.0 million revolving credit facility	-	14,890	-	-
$20.0 million credit agreement	600	19,420	-	-
$5.0 million senior secured	-	-	1,667	3,195
Total long-term debt	$600	$36,810	$1,667	$3,195

$2.5 Million Redeemable Preferred Stock

On December 14, 2012, in connection with our Merger with Empeiria Acquisition Corporation, our Sponsor purchased 25,000 shares of Preferred Stock at $100 per share or $2.5 million. The holders of the Preferred Stock do not have the right to vote on matters submitted to our stockholders. The Preferred Stock is not convertible into common stock and accrues cumulative dividends at a rate of 16% per year. The dividends are payable in additional shares of Preferred Stock. The shares have a liquidation preference equal to the purchase price of the Preferred Stock plus all accrued and unpaid dividends at the date of liquidation. The Preferred Stock is redeemable at our option at any time on 15 days' notice, at any time after the first anniversary of the date on which all indebtedness for borrowed money is repaid in full. The optional redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The Preferred Stock will be subject to mandatory redemption on the date which is 181 days following the latest maturity date of our indebtedness outstanding on December 14, 2012.

$20.0 Million Credit Agreement

On December 14, 2012, in connection with our Merger with Empeiria Acquisition Corporation, we entered into a four year term loan and security agreement with Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P., as lenders, and Elm Park Capital Management, LLC, as administrative agent, which provides for a $20.0 million four year senior secured second-lien term loan facility (the "Term Facility"). Proceeds of the Term Facility were used (a) to finance a portion of the consideration payable in the Merger, (b) to repay a portion of the Borrowers' existing indebtedness, and (c) to pay fees and expenses associated with the Merger and related transactions. This term loan and security agreement was amended on April 9, 2013.

Loans under the Term Facility bear interest, at the Borrowers' option, at a rate equal to the adjusted LIBOR rate or an alternate base rate, in each case, subject to a floor and a spread. This interest is paid in cash and the cash interest rate at December 31, 2012 was 12%. In addition to the cash interest rate, all loans bear additional pay-in-kind (PIK) interest at a rate of 2.0% per annum.

The Company is permitted to make voluntary principal prepayments with respect to the Term Facility at any time. However, in connection with any voluntary prepayment (and in certain instances, mandatory prepayments) during the first year of the Term Facility, the Company will be required to pay a make whole premium in an amount equal to the present value of all interest that but for such prepayment would have accrued through the first anniversary of the Term Facility, plus an amount equal to 3.0% of the amount being prepaid. Any principal prepayment made thereafter will be subject to a prepayment penalty in an amount equal to 3.0% in the second year of the Term Facility, 1.0% in the third year of the Term Facility and 0.0% thereafter.

The Company is required to make quarterly amortization payments with respect to the Term Facility of $150,000 for each calendar quarter of 2013 and $300,000 each calendar quarter thereafter with a final balloon payment of $16,120 on December 14, 2016. In addition, the Company is required to make mandatory prepayments in connection with specified events, including certain asset sales, debt issuances, equity issuances, casualty and condemnation events and the receipt of extraordinary proceeds, as well as an annual mandatory prepayment in an amount equal to 50% of certain excess cash flow for the previous year.

The Company is jointly and severally liable for the obligations under the Term Facility and any future subsidiaries of the Company will be required to guarantee the payment and performance of the obligations of the Company under the Term Facility. The Term Facility is secured, subject to certain permitted liens, on a second priority basis by a security interest in substantially all of the Company's tangible and intangible assets.

The Term Facility contains representations and warranties and affirmative and negative covenants, including restrictions on indebtedness, investments, sales of assets, mergers and consolidations, liens and dividends and other distributions. In addition, the Term Facility includes financial covenants, including minimum net worth, minimum fixed charge coverage ratio, minimum liquidity test, minimum EBITDA, maximum total leverage ratio and a limitation on capital expenditures. The Term Facility cross-default provisions with the $20.0 million Revolving Credit Facility and also includes customary events of default, including upon a change of control.

$20.0 Million Revolving Credit Facility

In October 2011, we entered into a $20.0 million revolving credit facility which expires on June 30, 2016. On December 14, 2012, in connection with our Merger with Empeiria Acquisition Corporation, this revolving credit facility was amended and restated. Borrowings under the line of credit bear interest at a rate determined by the lending institution, with a minimum rate of 1.5%. The interest rate at December 31, 2012 was 4.75%. The outstanding borrowings on the $20.0 million line of credit as of December 31, 2012 was $14.9 million. We had not utilized any of the $20.0 million revolving line of credit as of December 31, 2011. This revolving credit facility was amended on April 9, 2013.

Additionally, the lender assesses a “Lenders fee” of 0.375% on the unused portion of the revolving credit facility.

The Company will be permitted to make voluntary prepayments with respect to the Revolving Facility at any time and may terminate or reduce the commitments under the Revolving Credit Facility after meeting certain notice requirements. However, in connection with any voluntary reduction or termination of the commitments the Company are required to pay a fee in an amount equal to 3.0% of any reduction during the first year of the Revolving Facility, 2.0% of any reduction during the second year of the Revolving Facility and 1.0% of any reduction during the third year of the Revolving Facility.

The Company is required to use insurance proceeds and the net cash proceeds from any asset sale to prepay revolving loans made under the Revolving Facility. In addition, if a default exists under the Revolving Credit Agreement, the Company is required to use the net cash proceeds of certain equity and debt issuances and certain receipts received outside of the ordinary course of business to prepay revolving loans made under the Revolving Facility. Such prepayments do not result in a mandatory reduction of the commitments and can be reborrowed to the extent that borrowings are then permitted under the Revolving Credit Agreement.

The Company is jointly and severally liable for the obligations owing under the Revolving Facility and any future subsidiaries of the Company shall be required to guarantee the payment and performance of the obligations of the Company under the Revolving Facility. The Revolving Facility is secured, subject to certain permitted liens, on a first priority basis by a security interest in substantially all of the Company’s tangible and intangible assets.

The Revolving Facility contains representations and warranties and affirmative and negative covenants, including restrictions on indebtedness, investments, sales of assets, mergers and consolidations, liens and dividends and other distributions. In addition, the Revolving Facility includes certain financial covenants, including minimum net worth, minimum fixed charge coverage ratio, minimum liquidity test, minimum EBITDA, maximum total leverage ratio and a limitation on capital expenditures. The Revolving Facility also includes customary events of default, including upon a change of control.

$5.0 Million Senior Secured Debt

In October 2011 we entered into a Credit Agreement borrowing $5.0 million from a financial institution which matured on October 31, 2014. The debt was collateralized by Accounts Receivable and Inventory, and had an interest rate of 5.75%. On December 14, 2012, in connection with the Merger, the outstanding balance was paid in full.

Compliance with Debt Covenants

At December 31, 2012 we were in compliance with all of our debt covenants related to our long term debt and financing arrangements. As of February 28, 2013, we were not in compliance with certain covenants of our existing credit facilities. On April 9, 2013, we amended both of our existing credit agreements and, as of that date, we are in compliance with our credit facilities.

As of December 31, 2012, future principal payments of debt are as follows (in thousands):

Years Ending December 31,	Debt

2013	$600
2014	1,200
2015	1,200
2016 and thereafter	34,410
$37,410

10.	Income Taxes

IDE is organized as a corporation and files a consolidated income tax return.

Income tax expense consisted of (in thousands):

	December 31,
	2012	2011
Current
State	$267	$92
	267	92

Deferred
State	(5)	34
Federal	510	1,610
	505	1,644
Total	$772	$1,736

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of these temporary differences and carryforwards were (in thousands):

	December 31,
	2012	2011
Deferred tax assets
Deferred tax asset-current
Reserve for bad debt	$215	$98
Warranty reserve	300	130
Accrued wages	234	513
Vacation allowance	216	177
Inventory allowance	69	71
Unrealized gain on warrants	(24)	-
Other	26	9
Deferred tax asset – current	1,036	998

Deferred tax asset – long term
Intangibles	982	716
Fixed assets	(393)	(394)
Net operating loss carryforwards and credits	2,248	3,058
Deferred tax asset – long term	2,837	3,380
Deferred tax assets	$3,873	$4,378

We have a tax benefit of US net operating loss (“NOL”) carryforwards of $6.5 million that is available to offset future taxable income through January 1, 2032 The US NOL carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code.

The following table summarizes the differences between income tax expense based on the Company’s effective tax rate and the federal statutory rate of 34%:

	December 31,
	2012	2011
Income tax expense (benefit) at statutory rate	$(169)	$1,318
State taxes, net of benefit	173	$61
Non-deductible transactions costs	598	-
Permanent differences and other	170	155
Deferred tax rate change	-	202
Tax expense	$772	$1,736

11.	Defined Contribution Plans

The Company has a 401k plan for eligible employees; however during the years ended December 31, 2012 and 2011, we did not make any contributions to the plan.

12.	Related Party Transactions

We have engaged in related party transactions with entities owned by our principal stockholder who is also our Chief Executive Officer. The Company has an operating lease for an airplane which commenced on December 7, 2005 and terminated on December 14, 2012 with Excalibur, Inc. (“Excalibur”). Excalibur is 100% owned by our principal stockholder and Chief Executive Officer. The lease rate was $10 thousand per month plus $2.5 thousand per hour of operation. Total lease payments made by the Company to Excalibur for the years ended December 31, 2012 and 2011 were $627 thousand, and $258 thousand, respectively.

The Company leases a ranch facility from Independent Equipment, Inc. (“Independent”), which commenced on January 1, 2004 and terminated on December 14, 2012. Independent is 100% owned by our principal stockholder and Chief Executive Officer. The lease rate was $15 thousand per month. Total lease payments made by the Company to Independent for each of the years ended December 31, 2012 and 2011 were $180 thousand.

The Company has an operating lease for a 51,000 square foot facility/20 acre yard for its production and rig-up facility with SDC Black Hole (“Black Hole”), LP which commenced on May 31, 2006. Black Hole is 100% owned by our principal stockholder and Chief Executive Officer. The initial monthly lease rate is $30 thousand and increases approximately 9.5% per year. The lease is for a five year term and expired on May 31, 2011. On June 1, 2011, the operating lease was renewed for 5 additional years. The initial monthly rate is $45 thousand and increases approximately 7.6% per year. In connection with the merger with EAC on December 14, 2012, the term of the lease was amended and currently expires on December 31, 2017. Total lease payments made by the Company to Black Hole for the years ended December 31, 2012 and 2011 were $630 thousand and $540 thousand, respectively.

The Company has an operating lease for an additional 12 acres of land adjacent to our facility with Ideco, LLC (“Ideco”) which commenced on April 1, 2008 for a five year term. Ideco is 33% owned by our principal stockholder and Chief Executive Officer and 67% owned by other stockholders. The initial monthly lease rate is $21 thousand and increases approximately 9.5% per year. In connection with the merger with EAC on December 14, 2012, the term of the lease was amended and currently expires on December 31, 2017. Total lease payments made by the Company to Ideco for the years ended December 31, 2012 and 2011 were $304 thousand and $322 thousand, respectively.

The Company entered into an operating lease for 7,230 square foot facility for its corporate office with 9th Green LLC (“9th Green”) which commenced on February 1, 2011. 9th Green is 50% owned by our principal stockholder and Chief Executive Officer and 50% owned by a second stockholder. The initial monthly lease rate is $15 thousand and increases approximately 9.3% per year. In connection with the merger with EAC on December 14, 2012, the term of the lease was amended and currently expires on December 31, 2017. Total lease payments made by the Company to 9th Green for the year ended December 31, 2012 and 2011 was $217 thousand and $150 thousand, respectively.

The Company was required to pay International Drilling Equipment Company, LLC ("International") royalties of $25,000 for each mast and substructure that we manufacture. International is 50% owned by our Chief Executive Officer and the other 50% is owned by a secondary stockholder. Total royalty payments made by the Company to International for the year ended December 31, 2012 were $558 thousand. There were no royalty payments paid to International for the year ended December 31, 2011. As part of the Merger with Empeiria Acquisition Corporation on December 14, 2012, International agreed to reduce the royalty payments to $12.5 thousand for each mast and $12.5 thousand for each substructure. While our Chief Executive Officer owns 50% of International, as part of the aforementioned Merger Agreement, he agreed to waive his right to receive any royal payments from us. Any royalty payments to International will be distributed to the other stockholder of International.

The Company makes various payments relating to personal expenses of our principal owner and Chief Executive Officer. For 2012, these payments amounted to $1.3 million and were accounted as additional compensation. For 2011, these payments amounted to $350 thousand and were included in accounts receivable.

13.	Commitments and Contingencies

Leases

We lease office and production facilities under operating lease agreements with related parties and unrelated third party lessors. Additionally, we lease certain office equipment under capital lease agreements.

Future minimum commitments under the capital lease agreements are as follows (in thousands):

Year Ending December 31,	Capital Leases

2013	$40
2014	22
2015 and thereafter	16

Total minimum lease payments	78

Less: Amounts representing interest	5
Present value of minimum lease payments	73

Less: Current portion	40
Total long term portion	$33

Future minimum commitments under the operating lease agreements are as follows (in thousands):

Year Ending December 31,	Operating Leases

2013	$1,428
2014	1,249
2015	1,166
2015	1,102
2017	1,102
Thereafter	-
Total minimum lease payments	$6,047

The future minimum commitments above include lease payments of $5.5 million between us and related parties (Note 12).

Rent expense for the years ended December 31, 2012 and 2011 totaled $6.0 and $1.6 million, respectively.

Employment Agreements

In connection with the Merger with Integrated Drilling Equipment Holdings Corp. on December 12, 2012, we amended and restated the employment agreements with four officers of the Company. Three of the amended employment agreements have a term of three years and one has a term of one year. All of the agreements have a minimum base salary, annual incentive bonuses, auto allowances, and severance provisions. Bonuses are determined based on the Company achieving certain performance objectives and only one agreement has a guaranteed bonus. As of December 31, 2012, the total salary compensation, guaranteed bonuses, and auto allowance due over the remaining term of the agreements was approximately $4.8 million.

14.	Segment Information

We have two reportable operating segments: (1) Electrical Products & Services and (2) Drilling Products & Services. Electrical Products & Services: We design, manufacture, install and service rig electrical and control systems including SCR’s and VFD’s, as well as electrical cabling, lighting systems, closed circuit video systems, gas and fire detection systems, and communication systems. Drilling Products & Services: We design, manufacture, and service complete land-based drilling rigs, as well as rig subsystems and parts.

The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Revenues
Electrical (1)	$94,243	$55,740
Drilling (2)	223,836	140,554
Other/eliminations	(33,835)	(32,674)
Total revenues	284,244	163,620

Segment profit
Electrical	17,057	10,291
Drilling	990	10,485
Other/eliminations	(15,541)	(12,114)
Total segment profit	2,506	8,662

Depreciation and amortization expense	1,964	1,245
Interest expense	1,224	3,695
Interest income	-	(105)
Other	(186)	(51)
Income (loss) before income taxes	$(496)	$3,878

	December 31,
	2012	2011
Assets
Electrical	$47,998	$30,084
Drilling	39,464	315,119
Other/eliminations	(29,830)	(268,757)
Total assets	$57,632	$76,446

Capital expenditures
Electrical	$765	$330
Drilling	806	1,251
Other	269	583
Total capital expenditures	$1,840	$2,164

(1)	Includes $33,835 thousand and $12,566 thousand of inter-segment transactions for 2012 and 2011, respectively.

(2)	Includes $0 thousand and $20,108 thousand of inter-segment transactions for 2012 and 2011, respectively.

Revenues by Geographic Area:

	Years Ended December 31,
	2012	2011

United States	$277,536	$97,817
Outside the United States	6,708	65,803
Total revenues	$284,244	$163,620

IDE categorizes its revenues geographically based on the location to which our products are shipped or services are performed.

Assets by Geographic Area:

We do not have any foreign offices or facilities and all of our assets are geographically located in the United States.

15.	Common Stock and Warrants

Common Stock

On January 1, 2011 Integrated Drilling Equipment Company Holdings (the “Merging Entity”) and Integrated Drilling Equipment Company (the “Merged Entity”) entered into a plan of merger with the surviving corporation being Integrated Drilling Equipment Company Holdings. The Merging Entity consists of 20,000 shares of common stock with a par value of $0.001 per share, of which 10,000 were issued and outstanding at completion of merger.

On July 29, 2011, the Company entered into a Share Repurchase Agreement with one of its shareholders, whereas the Company repurchased 1,000 shares of common stock, par value $0.001 per share, for a total purchase price of $1.31 million. The shares repurchased were then cancelled.

On December 14, 2011, Integrated Drilling Equipment Holdings Corp. completed the Merger with IDE and issued 5,575,671 shares of our common stock to the former IDE stockholders. We have withheld 750,000 of these shares on behalf of the former IDE stockholders to satisfy any indemnification claims we have under the Merger Agreement. Depending on the amount of the indemnification claims that we may make, we will distribute the remaining 750,000 additional shares to the former IDE stockholders 18 months after December 14, 2012. In addition, if the trading price of our common stock exceeds certain thresholds before December 14, 2017, we will distribute up to 5,250,000 shares to the former IDE stockholders. Specifically:

•	If, before December 14, 2017, (a) the trading price of our common stock exceeds $12.00 per share for any 20 trading days within any period of 30 consecutive trading days or (b) a Change of Control Transaction (as defined in the Merger Agreement) occurs that values each share of our common stock at more than $12.00 per share, we will issue to the former IDE stockholders 1,312,500 shares of our common stock.

•	If, before December 14, 2017, (a) the trading price of our common stock exceeds $13.50 per share for any 20 trading days within any period of 30 consecutive trading days or (b) a Change of Control Transaction occurs that values each share of our common stock at more than $13.50 per share, we will issue to the former IDE stockholders an additional 1,312,500 shares of our common stock.

•	If, before December 14, 2017, (a) the trading price of our common stock exceeds $15.00 per share for any 20 trading days within any period of 30 consecutive trading days or (b) a Change of Control Transaction occurs that values each share of our common stock at more than $15.00 per share, we will issue to the former IDE stockholders an additional 1,312,500 shares of our common stock.

•	If, before December 14, 2017, (a) the trading price of our common stock exceeds $17.00 per share for any 20 trading days within any period of 30 consecutive trading days or (b) a Change of Control Transaction occurs that values each share of our common stock at more than $17.00 per share, we will issue to the former IDE stockholders an additional 1,312,500 shares of our common stock.

The issuance of shares to the former IDE stockholders was exempt from registration pursuant to 4(a)(2) of the Securities Act because the transaction did not involve a public offering.

Common Stock Warrants

In connection with the $20.0 million Elm Park Credit Agreement, the Company issued Elm Park warrants to purchase 142,848 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. The issuance date fair value of these warrants was estimated to be $1.5 million and has been recorded as a deferred financing costs. The deferred financing costs are being amortized to expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 1%, expected volatility of 50%, no expected dividend yield and a term of ten years. Based upon the terms of the Elm Park warrants, they have been classified as a liability at fair value and will be adjusted for changes in fair value at each reporting date. Warrants issued in connection with the Elm Park Credit Agreement were still outstanding as of December 31, 2012.

As part of the units sold in our initial public offering, Integrated Drilling Equipment Holdings Corp. issued warrants to purchase up to 6,000,000 shares of our common stock (the “Public Warrants”). The Public Warrants have an exercise price of $11.50 per share and if unexercised, expire on December 14, 2017. We may redeem the outstanding Public Warrants at any time after they become exercisable, in whole and not in part, at a price of $0.01 per warrant, if the last sales price of our shares of common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. All of the Public Warrants issued in connection with our IPO were still outstanding as of December 31, 2012.

Unit Purchase Option

In connection with our IPO, we sold to the representative of the underwriters, for $100.00, an option to purchase up to 600,000 units at $15.00 per unit (the “Purchase Option”). The units issuable upon exercise of the Purchase Option consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50. This option is currently exercisable on a cashless basis, in whole or in part, and will expire on June 15, 2016. All of the Purchase Options issued in connection with our IPO were still outstanding as of December 31, 2012.

Sponsor Placement Units

On June 15, 2011, we completed a private placement of 390,000 units to our Sponsor (the “Placement Units”) for proceeds to us of $3.9 million. Each Placement Unit consisted of one share of common stock and one warrant to purchase one share of common stock at $11.50 per share (the “Placement Warrants”). On February 25, 2013, we entered into a Placement Warrant Exchange Agreement with our Sponsor and exchanged our Sponsor’s Placement Warrants for 39,000 shares of common stock.

16.	Subsequent Events

As of February 28, 2013, we were not in compliance with certain covenants of our existing credit facilities. On April 9, 2013, we amended both of our existing credit agreements and, as of that date, we are in compliance with our credit facilities.

On April 11, 2013, EAC changed its name to Integrated Drilling Equipment Holdings Corp.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. The design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of December 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting.

Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

On December 14, 2012, we acquired IDE. See Note 2 of the notes to consolidated financial statements included in this report for additional information regarding our acquisition of IDE. Management excluded this business from its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2012. The revenues attributable to this business represented 100 percent of our consolidated revenues for the year ended December 31, 2012 and its aggregate total assets represented approximately 100 percent of our consolidated total assets as of December 31, 2012.

We are a “smaller reporting company” as defined by Exchange Act Rule 12b-2 and, accordingly, our independent public accounting firm is not required to attest to Management’s Report on Internal Control Over Financial Reporting.

Changes in Internal Control Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the quarter ended December 31, 2012, we acquired IDE. See Note 2 of the notes to consolidated financial statements included in this report for additional information regarding this event. We are in the process of integrating the acquired business into our overall internal control over financial reporting process.

Item 9B.	Other Information

None.

PART II.

Item 10.	Directors, Executive Officers, and Corporate Governance

Name	Age	Position
Stephen Cope	60	Chief Executive Officer and Director (4)
Richard Dodson	60	President, Chief Operating Officer and Director (3)
N. Michael Dion	55	Chief Financial Officer
Anthony Beebe	41	Managing Director of Operations
James N. Mills	75	Chairman of the Board (1)(2)(4)
Alan B. Menkes	53	Director (4)

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Class I Director.

(4)	Class II Director.

Biographies of Directors and Executive Officers

Stephen Cope has been Chief Executive Officer and a Class II director, whose term expires at our 2014 Annual Meeting, since December 2012. Prior to the Merger, Mr. Cope was IDE’s Chairman and Chief Executive Officer since the founding of IEC, a division of IDE, in 1991. Under his leadership, IDE grew to almost $300 million in revenue while enhancing and developing new product lines and global strategies. Mr. Cope began his oilfield career in 1976 with Rig-A-Lite Co. where he was responsible for worldwide products and distributor sales. Mr. Cope has extensive contacts and experience in both the U.S. drilling industry and in international drilling operations. Mr. Cope served four years in the United States Marine Corps from 1969 to 1971. Mr. Cope attended San Jacinto College in Houston, Texas. Mr. Cope was appointed to our board of directors pursuant to the voting agreement, dated December 14, 2014, entered into by and among us, our Sponsor and the former IDE stockholders (the “Voting Agreement”).

Richard Dodson has been President, Chief Operating Officer and a Class I director, whose term expires at our 2013 Annual Meeting, since December 2012. Prior to the Merger, and since March 2009, he was President and Chief Operating Officer of IDE. Mr. Dodson joined IDE in March 2008 as Executive Vice President of Operations. Prior to joining IDE, Mr. Dodson served in numerous capacities with TETRA Technologies, Inc., a NYSE listed company, since 1994, including President and Managing Director of TETRA Applied Technologies, L.P. Mr. Dodson helped spearhead the growth at TETRA, both organically and through an aggressive acquisition program, which saw revenues grow from $65 million to over $1 billion. Prior to his tenure at TETRA, Mr. Dodson owned and operated Pace-Atlas, Inc., Soncett Energy, Sunstone Corporation and Luckenback Drilling. Mr. Dodson received an appointment to the United States Naval Academy and served as a commissioned officer in the U.S. Marine Corps. Mr. Dodson also attended Abilene Christian University. Mr. Dodson was appointed to our board of directors pursuant to the Voting Agreement.

N. Michael Dion has been Chief Financial Officer since December 2012. Prior to the Merger, he served as our Executive Vice President and a member of our board of directors since April 2011. Over a 32-year career in the consumer products industry, Mr. Dion has played a lead role in executing financial performance turnaround plans, implementing cost-cutting strategies, and managing post-acquisition integration. From 2007 to April 2011, Mr. Dion was a business consultant working with a variety of companies and investors on acquisition transactions. From 2001 to 2007, he was Executive Vice President and Chief Financial Officer of Pinnacle Foods Corporation, a consumer products corporation formed from the purchased assets of Vlasic Foods International, with brands including Swanson Frozen Foods, Vlasic Pickles, and Open Pit. Mr. Dion joined Pinnacle Foods after its formation by Hicks, Muse, Tate & Furst in 2001 and continued in this role after the company was acquired in 2003. In 2003, Pinnacle Foods purchased the brands of Aurora Foods, including, among others, Duncan Hines, Mrs. Paul’s, Aunt Jemima Frozen Breakfast, and Mrs. Butterworth’s Syrups. From 1999 to 2004, he was Vice President of Finance of Hillsdown Holdings, PLC and Mumm and Perrier-Jouet (1999 to 2001). From 1996 to 1999, Mr. Dion was Executive Vice President and Chief Financial Officer of International Home Foods, a consumer products company, with brands such as Chef Boyardee, PAM Cooking Spray, Polaner All-Fruit, and Crunch n’ Munch. From 1994 to 1997, he was Vice President of Finance of Morningstar Dairy Group. From 1990 to 1994, Mr. Dion was Vice President of Finance for International Cheese Company. From 1989 to 1990, he was Vice President of Finance of Aquatec, Inc. From 1984 to 1989, Mr. Dion was Chief Financial Officer of Karl Suss America, an industrial technology supplier. From 1979 to 1983, he was a Senior Auditor of Coopers and Lybrand, LLC. Mr. Dion received a B.S. in Business Administration from University of Vermont in 1979.

Anthony Beebe has been Managing Director of Operations since December 2012. Prior to the Merger, he joined IDE as the Managing Director of Operations in 2011. Prior to IDE, Mr. Beebe worked at ExxonMobil from January 2010 to 2011, where he held positions as a Subject Matter Expert on drilling rigs, drilling engineer and project lead for rig upgrades. Before joining ExxonMobil, Mr. Beebe worked in a consulting capacity and project manager, building rigs for several companies. Mr. Beebe also worked as a technical advisor on drilling projects. Prior to consulting, Mr. Beebe worked at Nabors International as a Project Manager. Mr. Beebe also worked for Noble Drilling, conducting special projects for the CFO and as Assistant Country Manager in Brazil. Mr. Beebe started his career at Transocean and held positions offshore and in engineering, projects and operations management. He has a B.S. in Mechanical Engineering from the University of Florida and an M.B.A. from Rice University. Mr. Beebe is a member of the Society of Petroleum Engineers and the International Association of Drilling Contractors.

James N. Mills has been Chairman of our board of directors since January 2011. Mr. Mills is a Class II Director whose term expires at our 2014 Annual Meeting. Mr. Mills also serves as Chairman of the Board and Chief Executive Officer of Mills & Partners, Inc., a management and investment firm that specializes in the acquisition and operation of commercial and industrial manufacturing companies. He has served in this role since its formation in 1985. Mr. Mills has served as Chairman of the Board and Chief Executive Officer of each of the Mills & Partners portfolio companies, including Clarke Floor Equipment, Palco Industries, Wirekraft Industries, Berg Electronics, Jackson Products, Crain Holdings, International Wire Group, and Viasystems Group. Mr. Mills also previously served on the board of directors of Conner Steel Products, a manufacturer of equipment for the oil and gas industry from June 2006 to May 2011. Mr. Mills has over 40 years of operating experience in senior and corporate level positions with a variety of successful major manufacturing companies. From 1978 to 1985 Mr. Mills was a senior executive of McGraw-Edison Company, a company engaged in the electronic, industrial, commercial, and automotive industries. At McGraw-Edison, he served as Executive Vice President of the Industrial, Power Systems and Service sectors, where he was responsible for $1.1 billion of corporate revenue, President of the Industrial Group and President of the Bussmann Division, where he led a major corporate divestiture program that resulted in the sale of 15 operating companies with combined sales of over $1 billion. From 1977 to 1978, Mr. Mills served as Executive Vice President of the Admiral Group of Rockwell International and as President and Chief Executive Officer of Litton Industries’ Royal Typewriter Division. Mr. Mills’ affiliations have included the National Sudden Infant Death Syndrome Foundation, the National Aid to Visually Handicapped Children, the American Management Association, the President’s Council of St. Louis University, and the Presidents’ Association of the American Management Association. He attended the University of Missouri, majoring in Business Administration. Following the Merger, Mr. Mills serves as a Class II director pursuant to the Voting Agreement.

Alan B. Menkes has been a director since January 2011. Mr. Menkes is a Class II director whose term expires at our 2014 Annual Meeting. Prior to the Merger, he served as Chief Executive Officer since January 2011. Over a 25-year career in the private equity business, Mr. Menkes has played a lead role in 21 platform transactions and more than 50 add-on acquisitions totaling approximately $1 billion in equity capital and almost $7 billion in total enterprise value. From 2009 to 2011, Mr. Menkes was a Managing Partner of G2 Investment Group, a diversified financial services firm. From 2007 to 2009, he was a partner at Enterprise Infrastructure Ventures, a real estate investment firm focused on acquiring and developing data centers and other mission-critical real estate assets. From 2002 to the present, Mr. Menkes has also been the Managing Partner of Empeiria Capital LLC, a private equity firm he co-founded. From 1999 to 2002, he was Co-Director of Private Equity and a member of the Executive Committee of Thomas Weisel Partners, an investment banking and investment management firm focused on growth sectors. From 1992 to 1998, Mr. Menkes was a Vice President and partner at Hicks, Muse, Tate & Furst Inc., a leveraged buyout firm. Prior to Hicks Muse, he was with The Carlyle Group, a global alternative investment manager, from its founding in 1987 to 1992. Mr. Menkes currently serves on the board of directors of CS Technology, a private IT consulting firm focused on data centers and physical IT infrastructure. He previously served on the board of directors of Conner Steel Products, a private manufacturer of equipment for the oil and gas industry, from June 2006 to May 2011, and Stellent, Inc., a publicly-traded software company, from January 2004 to December 2006. Since August 2011, Mr. Menkes has served on the board of directors of BGS Acquisition Corp, a blank check company. He graduated Phi Beta Kappa from the University of Virginia, where he earned his B.A. in Economics with Highest Distinction. Mr. Menkes earned an M.B.A. with Distinction from the Wharton School at the University of Pennsylvania. Following the Merger, Mr. Menkes serves as a Class II director pursuant to the Voting Agreement.

Board of Directors

Classes of Directors

Our board of directors is divided into two classes with each class serving two-year terms, such that the term of one class expires at each annual meeting of stockholders. Our Class I director is Richard Dodson. His term expires at our 2013 Annual Meeting. Our Class II directors are Alan B. Menkes, James N. Mills and Stephen Cope. Their terms expire at our 2014 Annual Meeting.

Director Independence

We have adopted the independence standard of the NYSE MKT marketplace rules. Currently, James N. Mills is our only independent director.

Board Committees and Meetings

Our board of directors has two standing committees, the Audit Committee and the Compensation Committee. Our board of directors does not have a nominating committee or a committee performing the functions of a nominating committee. We intend to post committee charters adopted by our committees on our website at www.IDE-RIG.com.

Upon listing on either the NYSE or Nasdaq, we would expect to be considered a “controlled company” under the NYSE or Nasdaq rules. Under NYSE and Nasdaq rules, a company in which an individual or group holds more than 50% of the voting power is a controlled company. Currently, the group created by the Voting Agreement beneficially owns approximately 78% of our common stock. As a “controlled company,” we would expect to be exempt from, among other things, the provisions of the NYSE and Nasdaq rules requiring that (1) we have a nominating committee composed entirely of independent directors and (2) we have a compensation committee composed entirely of independent directors. Upon listing on either the NYSE or Nasdaq, we intend to use certain of these exemptions.

Audit Committee

In connection with the Merger, we formed our Audit Committee and adopted a written charter for the committee. Our Audit Committee did not meet during the year ended December 31, 2012. The principal duties and responsibilities of our Audit Committee are:

•	Engaging, retaining and terminating the Company’s independent registered public accounting firm, conducting an annual review of the independence and quality control of that firm and ensuring required rotation of the lead partner.

•	Establishing, monitoring and assessing the Company’s policies and procedures with respect to business practices, including the adequacy of the Company’s internal controls over accounting and financial reporting.

•	Establishing guidelines and procedures for approval of and pre-approving any non-audit services to be performed by the Company’s independent registered public accounting firm.

•	Reviewing the annual audited financial statements and quarterly financial information with management and the independent registered public accounting firm, including Management’s Discussion and Analysis, the disclosures regarding internal controls and earnings releases.

•	Reviewing with the independent registered public accounting firm the scope and the planning of the annual audit.

•	Reviewing the findings and recommendations of the independent registered public accounting firm and management’s response to the recommendations of that firm.

•	Overseeing compliance with applicable legal and regulatory requirements.

•	Establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters.

•	Establishing procedures for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters.

•	Reviewing related party transactions.

•	Reviewing the adequacy of the Audit Committee charter on an annual basis.

•	Preparing the Audit Committee report to be included in our proxy statement.

Our Audit Committee is required to be composed of directors who are “financially literate,” meaning they are able to read and understand fundamental financial statements, including our balance sheet, income statement and cash flow statement. In addition, the Audit Committee must have at least one member who qualifies as an “audit committee financial expert” as defined in the rules and regulations of the SEC. Currently, James N. Mills is the sole member of our Audit Committee. Our board of directors has determined that Mr. Mills is financially literate and qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC. Our board of directors has also determined that Mr. Mills is independent under applicable SEC and NYSE MKT rules.

Compensation Committee

In connection with the Merger, we formed our Compensation Committee and adopted a written charter for the committee. Our Compensation Committee did not meet during the year ended December 31, 2012. The principal duties and responsibilities of our Compensation Committee are:

•	Evaluating the performance of and determining the compensation for the Company’s executive officers, including its chief executive officer.

•	Administering and making recommendations to the Board with respect to the Company’s equity incentive plans.

•	Assisting in succession planning.

•	Overseeing regulatory compliance with respect to compensation matters.

•	Reviewing and approving employment or severance arrangements with senior management.

•	Reviewing director compensation policies and making recommendations to the Board.

•	Reviewing and approving the Compensation Discussion and Analysis and the Compensation Committee Report to be included in our annual proxy statement.

•	Reviewing the adequacy of the Compensation Committee charter on an annual basis.

Currently, James N. Mills is the sole member of our Compensation Committee. Our board of directors has determined that Mr. Mills is independent under applicable SEC and NYSE MKT rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own 10% or more of our voting stock, to file reports of ownership and changes in ownership of our equity securities with the SEC. We believe that, during the year ended December 31, 2012, all Section 16(a) filing requirements applicable to our directors, executive officers and 10% or more beneficial owners were satisfied except that SDC Management Services, LLC was late in reporting one transaction and filing one form 3 and one form 4; Kelly Paige Cook was late in reporting one transaction and filing one form 3 and one form 4; Ronald Lynn Moreau was late in reporting one transaction and filing one form 3 and one form 4; Gregory Martin Kimbrough was late in reporting one transaction and filing one form 3 and one form 4; Bruce Edward Burnham was late in reporting one transaction and filing one form 3 and one form 4; Lauren Ashley Little was late in reporting one transaction and filing one form 3 and one form 4; Jeffrey Dale Sweet was late in reporting one transaction and filing one form 3 and one form 4; Vicki Lynn Cope was late in reporting one transaction and filing one form 3 and one form 4; Eric Frank Storm was late in reporting one transaction and filing one form 3 and one form 4; and, Stephen Kyle Cope was late in reporting one transaction and filing one form 3 and one form 4. Additionally, Wexford Capital LP (“Wexford Capital”) was late in reporting its sale of shares pursuant to the tender offer and its open market sales of warrants that occurred between December 30, 2012 and January 3, 2013 and in filing one form 4.

Code of Conduct

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We intend to post our code of conduct on our website at www.IDE-RIG.com.

Item 11.	Executive Compensation

We are currently evaluating the executive compensation structures and systems that will be provided to our executive officers. We have not yet determined a specific formula for allocating total compensation between current and long-term compensation or between cash and non-cash compensation. However, we intend to vary the mix of our executive officers’ compensation elements based on competitive practices and their relative management level to recognize each individual’s operating responsibilities and reward his or her ability to impact short- and long-term results.

We expect to pay our executive officers using the following forms of compensation:

Base Salary. We pay base salaries in order to attract executive officers and provide a basic level of financial security. We establish base salaries for our executives based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. We will review base salaries (a) at the time of renewal of an executive’s employment agreement or (b) annually, with adjustments based on the individual’s responsibilities, performance and experience during the year.

Short-Term Incentives. Our board of directors expects to adopt a formal process for determining and awarding discretionary and performance-based annual bonuses.

We intend to utilize annual incentive bonuses to reward officers and other employees for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives will vary depending on the individual executive and employee, but are expected to relate generally to revenue, gross margin, cash flow and EBITDA and may include strategic factors, including maintenance of key strategic relationships and development of new products or services.

Long-Term Incentive Program. We are examining establishing, subject to shareholder approval, an equity awards program for officers, directors and key employees pursuant to which we would reserve up to 10% of our common stock for the making of such awards.

Retirement Benefits. We provide employees with the ability to contribute to a 401(k) retirement plan.

Other Benefits and Perquisites. Consistent with our compensation philosophy, we provide medical, dental, vision and life and disability insurance coverage to our executive officers. In addition, we will permit Mr. Cope to use corporate aircraft services for limited personal use consistent with the expense policy we intend to implement. We do not intend to reimburse Mr. Cope for taxes incurred in connection with any non-business, personal use. Our board of directors will retain the discretion to revise, amend or add to the executive officer benefits that we provide if it deems it advisable.

Recoupment of Incentive Payments. We do not have a formal policy regarding adjusting or recovering discretionary or performance-based bonuses or long-term incentive plan awards or payments if the relevant performance metrics upon which such awards or payments are based are later restated or otherwise adjusted in a manner that reduces the actual size of the award or payment. We will consider making such adjustments on a case-by-case basis if any such situation arises.

General Tax Deductibility of Executive Compensation. We intend to structure our compensation program to comply with Internal Revenue Code Section 162(m). Under Internal Revenue Code Section 162(m), a limitation is placed on tax deductions of any publicly-held corporation for individual compensation to executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. We intend for our board of directors and compensation committee to generally manage our incentive programs to qualify for the performance-based exemption. Our board of directors also reserves the right to provide compensation that does not meet the exemption criteria if, in its sole discretion, it determines that doing so advances our business objectives.

Travel and Expense Reimbursement Policy. Our board of directors intends to adopt a travel and expense reimbursement policy. While the terms and conditions of the policy have not been determined, it is expected that the policy will provide for reimbursement of expenses upon terms and conditions generally consistent with market practices.

Summary Compensation Table

The following table sets forth the compensation paid to our executive officers during the fiscal year ended December 31, 2012:

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Stephen Cope (1) Chief Executive Officer	2012	37,328	–	–	–	–	–	1,846	39,174
Alan Menkes (2) Former Chief Executive Officer	2012	–	–	–	–	–	–	–	–

(1)	Mr. Cope was appointed Chief Executive Officer of the Company following the Merger on December 14, 2012. Prior to the Merger, Mr. Cope served as Chief Executive Officer of the acquired company, IDE.

(2)	Mr. Menkes served as the Chief Executive Officer of the Company from January 2011 to December 14, 2012.

From June 15, 2011 to December 14, 2012, we paid our Sponsor a monthly management fee of $10,000, which was used by our Sponsor to compensate our former President, Keith Oster, for services. Other than as set forth above, prior to the Merger, no compensation, including finder’s and consulting fees, was paid to any of our officers, directors or any of their respective affiliates, for their services. We did reimburse our officers and directors for out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying prospective target businesses and performing due diligence on suitable business transactions.

Following the Merger, none of our executive officers received compensation in excess of $100,000.

In connection with the Merger, we entered into amended and restated employment agreements with Messrs. Cope, Beebe and Storm and an employment agreement with Mr. Dodson, each of which became effective upon the completion of the Merger.

Pursuant to the employment agreements, Mr. Cope serves as our Chief Executive Officer, Mr. Beebe serves as our Managing Director of Operations, Mr. Dodson serves as our President and Chief Operating Officer, and Mr. Storm serves as our Vice President of Finance. The agreements are for an initial term of three years (one year for Mr. Storm), with automatic annual one-year renewals thereafter unless a written notice of nonrenewal is provided by either party in accordance with the terms of the agreement.

Under these employment agreements, Mr. Cope’s base salary is $600,000 and his target annual bonus is 100% of base salary, with guaranteed bonuses of $300,000 for each of 2013, 2014 and 2015. Mr. Beebe’s base salary is $250,000 and his target annual bonus is 75% of base salary, Mr. Dodson’s base salary is $285,000 and his target annual bonus is 100% of base salary, and Mr. Storm’s base salary is $273,000 and his target annual bonus is 75% of base salary. All annual bonuses pursuant to these agreements are subject to the formal bonus process and the performance objectives described above in “Short-Term Incentives.”

Subject to our board’s subjective assessment of each executive’s individual performance and overall corporate performance, our executives will also be eligible to receive an award of options. Any options are expected to vest ratably over a four year period and to be restricted from being exercised until the closing price of our common stock exceeds $12 for any 20 trading days within a 30-trading day period. Notwithstanding the foregoing, it is expected that any options granted would vest fully and be exercisable upon a change-in-control.

Each executive is entitled to four weeks of paid vacation per year under these employment agreements, and each executive is eligible to participate in company-sponsored major medical, dental, vision, life insurance, 401(k) and other employee welfare benefit plans. The executives will be reimbursed for reasonable and necessary business expenses in accordance with the terms of our travel and expense policy.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2012, our executive officers did not hold any outstanding equity awards.

Potential Payments upon Termination or Change-In-Control

Subject in part to the applicable executive’s release of claims against the Company, upon a termination without “cause” or a resignation by the executive for “good reason”, the executive is entitled to the following severance payments and benefits: (a) for Mr. Cope, 200% base salary, 200% target annual bonus, and cash payment equal to 24 months of company COBRA costs, payable in a lump sum, along with accelerated vesting of certain equity awards; (b) for Mr. Beebe, 150% base salary, paid over 18 months, and 150% target annual bonus and cash payment equal to 18 months of company COBRA costs, payable in a lump sum, along with accelerated vesting of certain equity awards; (c) for Mr. Dodson, 200% base salary, 200% target annual bonus, and cash payment equal to 24 months of company COBRA costs, payable in a lump sum, along with accelerated vesting of certain equity awards; and (d) for Mr. Storm, 100% base salary, 100% target annual bonus, and cash payment equal to 12 months of company COBRA costs, payable in a lump sum, along with vesting of certain equity awards.

“Cause” is generally defined to include a material breach of the employment agreement, a willful failure to perform the executive’s duties, misconduct materially injurious to us or any of our affiliates, conviction of a felony, gross negligence, fraud or violation of securities laws, alcohol or drug use that continually affects work performance, or a material violation of our policies.

“Good reason” is generally defined to include a material diminution in the executive’s base salary or target annual bonus, a material diminution in the executive’s authorities, duties, responsibilities or corporate role, a relocation of more than 50 miles, a material breach by us of the employment agreement or, for Mr. Cope only, certain other agreements, leases and contracts with us and, for Mr. Cope only, the occurrence of a change-in-control.

Pursuant to the terms of the employment agreements, each executive agrees to maintain the confidentiality of our proprietary information. Each executive also agrees not to compete with us and not to solicit our employees during employment and for a period of two years thereafter for Mr. Cope and one year thereafter for Messrs. Beebe, Storm, and Dodson.

Director Compensation

Since the formation of our Company in January 2011, we have not paid compensation, including finder’s and consulting fees, to any of our directors or any of their respective affiliates, for their services as directors.

Directors were reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying prospective target businesses and performing due diligence on suitable business transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding the beneficial ownership of our common stock as of the date of this report:

•	Each of our named executive officers and directors.

•	All of our named executive officers and directors as a group.

•	Each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

As of March 25, 2013, there were 8,685,700 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the tables have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

In connection with the completion of the Merger, we entered into a voting agreement with our Sponsor and some of our stockholders (together, the “Voting Group”), dated as of December 14, 2012 (the “Voting Agreement”), creating a group under Rule 13d-3 of the Exchange Act. Each member of the Voting Group has sole dispositive power over the following number of shares of common stock: our Sponsor (1,278,000); Stephen Cope (3,137,867); Kelly Cook (96,025); Lauren Little (96,025); Stephen K. Cope (96,025); Vicki Cope (96,025); SDC Management Services, LLC (40,269); Ronald Moreau (851,839); Eric Storm (534,644); Jeff Sweet (255,241); Richard Dodson (309,759); Bruce Burnham (30,976); and Greg Kimbrough (30,976). The Voting Group has shared voting power with respect to all the shares subject to the Voting Agreement. As a result of entering into the Voting Agreement, each member of the Voting Group may be deemed to beneficially own all of the shares of common stock owned by the members of the Voting Group. For additional information about the terms and provisions of the Voting Agreement, see “Certain Relationships and Related Transactions—Voting Agreement.” The following table does not reflect the additional shares of common stock that each member of the Voting Group may be deemed to beneficially own as a result of joining the Voting Group.

Information in the tables:

•	Reflects the lapse of restrictions on 709,500 shares of common stock upon the completion of Merger.

•	Reflects the exchange of our Sponsor’s Placement Warrants for 39,000 shares of common stock.

•	Reflects the distribution of 748,500 shares by our Sponsor to its members under the terms of its operating agreement.

•	Reflects that none of the up to 5,250,000 shares that we hold on behalf of the former IDE Stockholders that are distributable to the former IDE stockholders upon the satisfaction of certain stock price conditions or a change in control (other than the initial business transaction) within the five-year period following the completion of the Merger have been distributed.

Directors and Named Executive Officers

	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Shares
Stephen Cope (1)	3,178,136	(2)(3)	36.6%
Alan B. Menkes (4)	404,015	(5)	4.7%
Richard Dodson (1)	309,759	(3)	3.6%
James N. Mills (4)	180,442	(6)	2.1%
All directors and executive officers as a group (4) persons) (7)	4,072,352		46.9%

(1)	The business address of each of these beneficial owners is c/o Integrated Drilling Equipment Company Holdings, LLC, 25311 I-45 North, Woodpark Business Center, Bldg. 6, Spring, TX 77380.

(2)	Amount includes shares of common stock directly owned by Mr. Cope and shares of common stock indirectly owned by Mr. Cope attributable to SDC Management, LLC, a Texas limited liability company, which is solely owned by Mr. Cope.

(3)	Pursuant to the Merger Agreement, a portion of the shares of common stock (“Holdback Shares”) to be issued as consideration to the former IDE stockholders were issued to the Company to hold on behalf of the former IDE stockholders and are subject to forfeiture during the eighteen-month period following the Merger to satisfy indemnification claims. The amounts above reflect 427,500 Holdback Shares which are being held by the Company for the benefit of Mr. Cope. Mr. Cope does not have voting power with respect to these shares.

(4)	The business address of each of these beneficial owners is c/o Empeiria Investors LLC, 142 W. 57th Street, 11th Floor, New York, NY 10019.

(5)	Includes 404,015 shares of common stock owned directly as a result of a transfer made by our Sponsor to Mr. Menkes on May 2, 2011 and the distribution by our Sponsor to Mr. Menkes of shares of common stock that were released from transfer restrictions upon the completion of the Merger. 146,970 of the shares of common stock owned by Mr. Menkes directly are subject to transfer restrictions that will lapse upon the occurrence of any of the following events (the “Restriction Lapse Events”): (a) when the closing price of the shares of common stock exceeds $12.00 for any 20 trading days within a 30-trading day period, (b) when the closing price of the shares of common stock exceeds $13.50 for any 20 trading days within a 30-trading day period, (c) when the closing price of the shares of common stock exceeds $15.00 for any 20 trading days within a 30-trading day period and (iv) when the closing price of the shares of common stock exceeds $17.00 for any 20 trading days within a 30-trading day period or earlier, in any case, if we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a merger or other change in the majority of our board of directors or management team in which the Company is the surviving entity. With respect to any shares released from transfer restrictions, our Sponsor is required to distribute them to its members within 60 days of such release.

(6)	Amount includes 180,442 shares of common stock beneficially owned by Mr. Mills directly as a result of a transfer made by our Sponsor to Mr. Mills on May 2, 2011 and the distribution by our Sponsor to Mr. Mills of shares of common stock that were released from transfer restrictions upon the completion of the Merger. 56,232 of the shares of common stock owned by Mr. Mills directly are subject to transfer restrictions that will lapse upon the occurrence of further Restriction Lapse Events.

(7)	The post-Merger directors and executive officers group includes Stephen Cope, Richard Dodson, Alan B. Menkes, and James N. Mills.

Five Percent Holders

	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Shares

Voting Group (1)	6,853,671	78.9%
Empeiria Investors LLC (2)(3)	1,278,000	14.7%
AQR Capital Management, LLC (4)	933,000	9.8%
Wexford Capital LP (5)	872,500	9.1%

(1)	According a Schedule 13D filed on January 18, 2013, the Voting Group entered into the Voting Agreement, which created a group under Rule 13d-3 of the Exchange Act. Each member of the Voting Group has sole dispositive power over the following number of shares of common stock: our Sponsor (1,278,000); Stephen Cope (3,137,867); Kelly Cook (96,025); Lauren Little (96,025); Stephen K. Cope (96,025); Vicki Cope (96,025); SDC Management Services, LLC (40,269); Ronald Moreau (851,839); Eric Storm (534,644); Jeff Sweet (255,241); Richard Dodson (309,759); Bruce Burnham (30,976); and Greg Kimbrough (30,976). The Voting Group has shared voting power with respect to all the shares subject to the Voting Agreement. Our Sponsor’s address is c/o Empeiria Investors LLC, 142 W. 57th Street, 12th Floor, New York, NY 10019. The business address of the remaining members of the Voting Group is c/o Integrated Drilling Equipment Company Holdings, LLC, 25311 I-45 North, Woodpark Business Center, Bldg. 6, Spring, TX 77380.

(2)	The business address of each of these beneficial owners is c/o Empeiria Investors LLC, 142 W. 57th Street, 12th Floor, New York, NY 10019.

(3)	Shares held by our Sponsor include 1,278,000 shares of common stock, of which 319,500 will be released from transfer restrictions upon the date of each of the following remaining events: (i) when the closing price of the shares of common stock exceeds $12.00 for any 20 trading days within a 30-trading day period, (ii) when the closing price of the shares of common stock exceeds $13.50 for any 20 trading days within a 30-trading day period, (iii) when the closing price of the shares of common stock exceeds $15.00 for any 20 trading days within a 30-trading day period and (iv) when the closing price of the shares of common stock exceeds $17.00 for any 20 trading days within a 30-trading day period or earlier, in any case, if we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a merger or other change in the majority of our board of directors or management team in which the Company is the surviving entity. With respect to any shares released from transfer restrictions, our Sponsor is required to distribute them to its members within 60 days of such release.

(4)	According to a Schedule 13G/A filed on February 14, 2013, AQR Capital Management, LLC (“AQR”) serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company which holds 5.1% of the total shares of our common stock reported by AQR. AQR beneficially owns 100,000 shares of common stock and 833,000 warrants which are currently exercisable for one share of common stock per warrant. Reporting persons have an address at Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2013, Wexford Capital is the sub-advisor to Wexford Catalyst Trading Limited and Wexford Spectrum Trading Limited (together, the “Wexford Entities”) and by reason of its status as such may be deemed to beneficially own the interest in the securities of which the Wexford Entities possess beneficial ownership. Wexford GP LLC (“Wex GP”) is the general partner of Wexford Capital and by reason of its status as such may be deemed to beneficially own the interest in the securities of which the Wexford Entities possess beneficial ownership. Each of Charles E. Davidson (“Davidson”) and Joseph M. Jacobs (“Jacobs”) may, by reason of his status as a controlling person of Wex GP, be deemed to beneficially own the interests in the securities of which the Wexford Entities possess beneficial ownership. Each of Wexford Capital, Wex GP, Davidson and Jacobs disclaims beneficial ownership of the securities owned by the Wexford Entities and this report shall not be deemed as an admission that they are the beneficial owners of such securities except, in the case of Davidson and Jacobs, to the extent of their interests in each member of the Wexford Entities. Wexford Capital has shared voting and dispositive power over 872,500 warrants that are currently exercisable for one share of common stock per warrant. Wex GP has shared voting and dispositive power over 872,500 warrants that are currently exercisable for one share of common stock per warrant; Wexford Spectrum Trading Limited has shared voting and dispositive power over 654,300 warrants that are currently exercisable for one share of common stock per warrant; Wexford Catalyst Trading Limited has shared voting and dispositive power over 218,200 warrants that are currently exercisable for one share of common stock per warrant; Davidson has shared voting and dispositive power over 872,500 warrants that are currently exercisable for one share of common stock per warrant; and Jacobs has shared voting and dispositive power over 872,500 warrants that are currently exercisable for one share of common stock per warrant. The address of each of these reporting persons is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, Connecticut 06830.

Equity Compensation Plan Information

As of December 31, 2012, we did not have any compensation plans (including any individual compensation arrangements) under which our securities were authorized for issuance. We may adopt an equity compensation plan in the future and intend to submit any equity compensation plan to our stockholders for approval.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a summary of transactions that occurred on or were in effect after January 1, 2011 to which we have been a party in which the amount involved exceeded $120,000 and in which any of our executive officers, directors or beneficial holders of more than 5% of our capital stock had or will have a direct or indirect material interest.

Sale of Common Stock to Sponsor, Officers and Directors

On January 24, 2011, we issued 4,000,000 Initial Shares to our Sponsor, an entity controlled by certain of our officers and directors, for $25,000 in cash, or $0.00625 per share. On May 2, 2011, our Sponsor sold, at cost, 1,000,000 Initial Shares to our officers and directors. On June 13, 2011, we effected a 0.75625-for-1 reverse split of our outstanding common stock, leaving our Sponsor, officers and directors with 3,025,000 Initial Shares. On June 15, 2011, we effected a 0.80331-for-1 reverse split of our outstanding common stock, leaving our Sponsor, officers and directors with 2,430,000 Initial Shares. The Initial Shares included 300,000 shares that were forfeited when the Underwriters in our IPO did not exercise their over-allotment option in full.

In connection with our IPO, we, our Sponsor and certain of our officers and directors entered into a letter agreement with the Underwriters of our IPO which imposed transfer restrictions on the Initial Shares. Upon completion of the Merger, restrictions lapsed on 20% of the Initial Shares. The remaining Initial Shares will not be released from transfer restrictions until (a) with respect to 20% of the Initial Shares, when the closing price of our common stock exceeds $12.00 for any 20 trading days within a 30-trading day period, (b) with respect to 20% of the Initial Shares, when the closing price of our common stock exceeds $13.50 for any 20 trading days within a 30-trading day period, (c) with respect to 20% of the Initial Shares, when the closing price of our common stock exceeds $15.00 for any 20 trading days within a 30-trading day period and (d) with respect to 20% of the Initial Shares, when the closing price of our common stock exceeds $17.00 for any 20 trading days within a 30-trading day period or earlier, in any case, if we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a merger or other change in the majority of our board of directors or management team in which the Company is the surviving entity.

Sale of Placement Units to Sponsor

Our Sponsor purchased 390,000 Placement Units at $10.00 per unit for $3.9 million, in a private placement on June 15, 2011. Each Placement Unit consisted of one share of common stock and one Placement Warrant. The Placement Warrants are identical to the warrants sold in our IPO, except that if held by the original holders or their permitted assigns, they (i) may be exercised for cash or on a cashless basis; and (ii) are not subject to being called for redemption.

Sponsor Registration Rights Agreement

On June 15, 2011, we entered into a registration rights agreement with our Sponsor (the “Sponsor Registration Rights Agreement”). At any time and from time to time the parties to the Sponsor Registration Rights Agreement who own at least 25% of then outstanding securities that are subject to the Sponsor Registration Rights Agreement (the “Registrable Securities”) may make a written demand for registration (“Demand Registration”) of at least 15% of the then outstanding number of Registrable Securities. We will notify all holders of Registrable Securities of the Demand Registration and such holders will be entitled to include their Registrable Securities in the Demand Registration statement. We are only obligated to register securities pursuant to a Demand Registration three times. When we become qualified to file registration statements on Form S-3, any party which may demand registration of their securities, may request that the registration be made on Form S-3. However, we are not required to register securities if the aggregate amount to be sold to the public is less than $10,000,000. If we propose to file a registration statement with respect to an offering of equity securities, or securities or other obligations exercisable or exchangeable for, or convertible into equity security, we will provide holders of Registrable Securities with an opportunity to include their shares in the registration statement. These piggy-back registration rights are subject to certain exceptions set forth in the Sponsor Registration Rights Agreement. We will be required to bear the registration expenses, except for incremental selling expenses relating to the sale of the securities, such as underwriting commissions and discounts and brokerage fees, marketing costs and any reasonable fees and expenses of any legal counsel representing an individual holder, associated with any registration of Registrable Securities. The Sponsor Registration Rights Agreement will terminate on June 15, 2021.

Loans From Directors and Officers

In order to meet our working capital needs, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount the officer or director deems reasonable in his or her sole discretion. The outstanding loan amount may be converted into warrants at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the Placement Warrants. The holders of a majority of these warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan. The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements after the loan was made. We will bear the expense incurred with the filing of any such registration statements. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist.

On February 25, 2011 and March 3, 2011, Alan B. Menkes, one of our directors, was serving as our chief executive officer. On those dates, he loaned us an aggregate of $100,862 to pay a portion of our expenses related to our IPO. The loans were repaid without interest upon the closing of our IPO.

Services From Sponsor

From June 15, 2011 to December 14, 2012, we paid our Sponsor $5,000 per month for office space and general and administrative services, including but not limited to receptionist, secretarial and general office services. We also paid our Sponsor a management fee of $10,000 per month which is used by our Sponsor to pay our former President, Keith Oster, for services. These arrangements terminated upon the completion of the Merger on December 14, 2012.

Merger

On October 19, 2012, we entered into the Merger Agreement. Pursuant to the Merger Agreement and in accordance with the terms of our certificate of incorporation, on October 19, 2012, we commenced a tender offer to purchase up to 5,520,000 shares of our issued and outstanding common stock for $10.20 per share. The Offer expired at 5:00 p.m. on December 13, 2012. We promptly purchased 5,448,971 shares of our common stock in the offer for $55.6 million.

On December 14, 2012, we completed the Merger and issued 4,825,671 shares of our common stock to the former IDE stockholders. We are holding 750,000 additional shares on behalf of the former IDE stockholders to satisfy any indemnification claims we have under the Merger Agreement. Depending on the amount of the indemnification claims that we may make, we will distribute the remaining 750,000 additional shares to the former IDE stockholders 18 months after December 14, 2012. In addition, if the trading price of our common stock exceeds certain thresholds before December 14, 2017, we will distribute up to 5,250,000 shares to the former IDE stockholders. Specifically:

•	If, before December 14, 2017, (a) the trading price of our common stock exceeds $12.00 per share for any 20 trading days within any period of 30 consecutive trading days or (b) a change of control transaction (as defined in the Merger Agreement) occurs that values each share at more than $12.00 per share, we will issue to the former IDE stockholders 1,312,500 shares of common stock.

•	If, before December 14, 2017, (a) the trading price of our common stock exceeds $13.50 per share for any 20 trading days within any period of 30 consecutive trading days or (b) a change of control transaction occurs that values each share at more than $13.50 per share, we will issue to the former IDE stockholders an additional 1,312,500 shares of common stock.

•	If, before December 14, 2017, (a) the trading price of our common stock exceeds $15.00 per share for any 20 trading days within any period of 30 consecutive trading days or (b) a change of control transaction occurs that values each share at more than $15.00 per share, the Company will issue to the former IDE stockholders an additional 1,312,500 shares of common stock.

•	If, before December 14, 2017, (a) the trading price of our common stock exceeds $17.00 per share for any 20 trading days within any period of 30 consecutive trading days or (b) a change of control transaction occurs that values each share at more than $17.00 per share, the Company will issue to the former IDE stockholders an additional 1,312,500 shares of common stock.

Additionally, in connection with the Closing, the former IDE stockholders received $20.0 million in cash. The former IDE stockholders may also be entitled to receive an additional cash payment of up to $10.0 million, equal to the amount, if any, by which 2013 EBITDA (as defined in the Merger Agreement) exceeds $30.0 million, multiplied by 0.5.

Preferred Stock Purchase Agreement

On December 14, 2012, our Sponsor purchased 25,000 shares of Preferred Stock at $100 per share or $2.5 million.

The holders of the Preferred Stock do not have the right to vote on matters submitted to our stockholders. The Preferred Stock is not convertible into common stock and accrues cumulative dividends at a rate of 16% per year. The dividends are payable in additional shares of Preferred Stock. The shares have a liquidation preference equal to the purchase price of the Preferred Stock plus all accrued and unpaid dividends at the date of liquidation. The Preferred Stock is redeemable at our option at any time on 15 days’ notice, at any time after the first anniversary of the date on which all indebtedness for borrowed money is repaid in full. The optional redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The Preferred Stock will be subject to mandatory redemption on the date which is 181 days following the latest maturity date of our indebtedness outstanding on December 14, 2012.

Placement Warrant Exchange Agreement

On February 25, 2013, we exchanged 390,000 Placement Warrants held by our Sponsor for 39,000 shares of common stock.

Intellectual Property

In connection with the Merger, we acquired intellectual property from International Drilling Equipment Company, LLC (“International”). The intellectual property we received included four patents covering the design and assembly of drilling rigs and all other related intellectual property and know-how International possessed. We are required to pay International royalties of $12,500 for each mast and $12,500 for each substructure that we manufacture or cause to be manufactured using the engineering and designs provided by International. While our Chief Executive Officer owns 50% of International, as part of the merger agreement, he agreed to waive his right to receive any royalty payments from us. Any royalty payments will be distributed to the other shareholder of International.

Leases and Lease Amendments

We lease property from SDC Blackhole LP, IDECO LLC and 9th Green LLC. Mr. Cope owns 100%, 33% and 50% of SDC Blackhole LP, IDECO LLC and 9th Green LLC, respectively. In connection with the Merger, we entered into amendments to these leases to extend the term of each lease to give us the option to purchase these properties for fair market value based on a third-party appraisal. We extended the terms of the leases with SDC Blackhole LP, IDECO LLC and 9th Green LLC to December 31, 2017.

Merger Lock-up Agreements

In connection with the Merger, the former IDE stockholders entered into lock-up agreements such that, subject to the terms and conditions of such agreements, all of the shares of common stock the former IDE stockholders received in connection with the Merger will not be transferable until December 14, 2013 (subject to certain exceptions, including certain transfers by gift, will or intestate succession).

IDE Registration Rights Agreement

On December 14, 2012, we entered into a registration rights agreement (the “IDE Registration Rights Agreement”) with the former IDE stockholders. Former IDE stockholders who own at least 25% of then outstanding securities that are subject to the IDE Registration Rights Agreement (the “IDE Registrable Securities”) are entitled to make a written demand for registration (the “IDE Demand Registration”). The request must be for at least 15% of the then outstanding number of IDE Registrable Securities. We will notify all holders of IDE Registrable Securities of the IDE Demand Registration and such holders will be entitled to include their IDE Registrable Securities in the IDE Demand Registration statement.

We will be required to file the IDE Demand Registration statement within 60 days after receipt of the request and use our reasonable best efforts to cause the registration statement to become effective. When we become qualified to file registration statements on Form S-3, any party which may demand registration of their securities, may request that the registration be made on Form S-3. We will be required to file the Form S-3 within 30 days of the request.

We are only obligated to register securities pursuant to an IDE Demand Registration once. We are also only required to register securities if the amount to be sold to the public is more than $10,000,000.

If we propose to file a registration statement, we will provide holders of the IDE Registrable Securities with the right to include their shares in the registration statement. These piggy-back registration rights are subject to certain exceptions set forth in the IDE Registration Rights Agreement.

We will be required to bear the registration expenses, except for incremental selling expenses relating to the sale of the securities, such as underwriting commissions and discounts and brokerage fees, marketing costs and any reasonable fees and expenses of any legal counsel representing an individual holder, associated with any registration of the IDE Registrable Securities. The IDE Registration Rights Agreement will terminate on the earlier of December 14, 2017 or when there are no more IDE Registrable Securities.

Voting Agreement

The former IDE stockholders and our Sponsor entered into the Voting Agreement on December 14, 2012. The agreement provides that the board of directors will consist of two classes of directors. Class I directors have terms that expire at our 2013 annual meeting. Richard Dodson is a Class I director. Class II directors have terms that expire at our 2014 annual meeting. Alan B. Menkes, James N. Mills, and Stephen Cope are Class II directors. Pursuant to the Voting Agreement, the former IDE stockholders and our Sponsor each have the right to nominate two directors to our board of directors. Additionally, each of the former IDE stockholders and our Sponsor has agreed to vote for the others’ nominees. The Voting Agreement does not obligate the Voting Group to vote their shares of common stock in any other way. The Voting Agreement also does not restrict the Voting Group from disposing of their shares in any way.

Item 14.	Principal Accountant Fees and Services

Principal Accounting Firm Fees

Effective February 8, 2013, our Audit Committee notified Rothstein Kass (“Rothstein”) that it had been dismissed as our independent registered public accounting firm. Rothstein had served as our independent registered public accounting firm since January 24, 2011 (date of inception). On February 8, 2013, our Audit Committee appointed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm.

Aggregate fees billed to us for the fiscal years ended December 31, 2012 and 2011 by our current and former independent registered public accounting firm are as follows.

Rothstein Kass (1)	2012	2011
	(in thousands)
Audit fees (2)	$32.0	$93.5
Audit-related fees (3)	-	-
Tax fees (4)	-	5.3
All other fees	-	-
	$32.0	$98.8

PricewaterhouseCoopers
Audit fees (2)	$250.0	$147.9
Audit-related fees (3)	232.3	-
Tax fees (4)	-	-
All other fees	-	-
	$482.3	$147.9

____________

(1)	Rothstein served as the Company’s registered public accounting firm from January 24, 2011 (date of inception) to February 8, 2013.

(2)	“Audit fees” consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided in connection with regulatory filings.

(3)	“Audit-related fees” consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by Rothstein since our date of inception.

(4)	“Tax fees” we expect to be billed for tax planning and tax advice.

Pre-Approval Policy and Procedures

In accordance with Section 10A(i) of the Exchange Act, before our Company engaged its registered public accounting firm to render audit or non-audit services, the engagement was approved by our board of directors for the year ended on December 31, 2011 and until the Merger. All of our registered public accounting firm’s fees were pre-approved by the board of directors. Our engagement of PwC was approved by our Audit Committee. The Audit Committee utilizes a policy pursuant to which the audit, audit-related, and permissible non-audit services to be performed by the registered public accounting firm are pre-approved prior to the engagement to perform such services. Pre-approval is generally provided annually, and any pre-approval is detailed as to the particular service or category of services and is generally limited by a maximum fee amount. The registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee considered whether the provision of non-audit services provided by Rothstein and PwC as described above was compatible with maintaining such accountant’s independence, and believes that the provision of these services is consistent with maintaining such accountant’s independence.

PART Iv.

Item 15.	Exhibits and Financial Statement Schedules

The exhibits filed or furnished with this report are listed in the Exhibit Index below, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of October 19, 2012, by and among EAC, IDE Acquisition Co., LLC, IDE, and Stephen Cope, as representative of IDE stockholders
(incorporated by reference from Exhibit 2.1 to the Form 8-K filed by the Registrant on October 19, 2012).

3.1	Second Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Form 8-K filed by the Registrant on June 21, 2011).

3.2	Bylaws of the Company (incorporated by reference from Exhibit 3.3 to the Form S-1 filed by the Registrant on May 2, 2011).

3.3	Amendment to the Bylaws of the Company (incorporated by reference from Exhibit 3.3 to the Form 8-K filed by the Registrant on December 20, 2012).

3.4	Certificate of Designation of Series A Preferred Stock (incorporated by reference from Exhibit 4.6 to the Form 8-K filed by the Registrant on December 20, 2012).

4.1	Warrant Agreement, dated as of June 15, 2011, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference from Exhibit 4.1 to the Form 8-K filed by the Registrant on June 21, 2011).

4.2	Form of Unit Purchase Option (incorporated by reference from Exhibit 4.5 to the Form S-1 filed by the Registrant on May 2, 2011).

4.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.4 to the Form 8-K filed by the Registrant on December 20, 2012).

4.4	Common Stock Warrant Agreement, dated as of December 14, 2012, by and among the Company, Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P. (incorporated by reference from Exhibit 4.4 to the Form 8-K filed by the Registrant on December 20, 2012).

4.5	Specimen Series A Preferred Stock Certificate (incorporated by reference from Exhibit 4.5 to the Form 8-K filed by the Registrant on December 20, 2012).

10.1	Investment Management Trust Agreement, dated as of June 15, 2011, by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by the Registrant on June 21, 2011).

10.2	Registration Rights Agreement, dated as of June 15, 2011, by and among the Company and the securityholders named therein (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by the Registrant on June 21, 2011).

10.3	Letter Agreement, dated as of June 15, 2011, by and among the Company and certain directors and officers of the Company (incorporated by reference from Exhibit 10.3 to the Form 8-K filed by the Registrant on June 21, 2011).

Exhibit Number	Description

10.4	Second Amended and Restated Unit Subscription Agreement, dated as of June 15, 2011, by and between the Company and Empeiria Investors LLC (incorporated by reference from Exhibit 10.5 to the Form 8-K filed by the Registrant on June 21, 2011).

10.5	Securities Subscription Agreement, dated as of January 24, 2011, by and between the Company and Empeiria Investors LLC (incorporated by reference from Exhibit 99.1 to the Form S-1 filed by the Registrant on March 4, 2011).

10.6	Amendment No. 1 to Securities Subscription Agreement, dated as of June 15, 2011, by and between the Company and Empeiria Investors LLC (incorporated by reference from Exhibit 10.6 to the Form 8-K filed by the Registrant on June 21, 2011).

10.7	Promissory Note, dated as of February 25, 2011, issued to Alan B. Menkes in the amount of $50,000 (incorporated by reference from Exhibit 10.11 to the Form S-1 filed by the Registrant on March 4, 2011).

10.8	Form of Letter Agreement by and between the Company and Empeiria Investors LLC regarding administrative support (incorporated by reference from Exhibit 10.9 to the Form S-1 filed by the Registrant on May 2, 2011).

10.9	Form of Indemnity Agreement by and among the Company and officers and directors of the Company (incorporated by reference from Exhibit 10.10 to the Form S-1 filed by the Registrant on May 2, 2011).

10.10	Underwriting Agreement, dated as of June 15, 2011, by and between the Company and Cohen & Company Capital Markets, LLC, as representative of the underwriters (incorporated by reference from Exhibit 1.1 to the Form 8-K filed by the Registrant on June 21, 2011).

10.11	Amended and Restated Employment Agreement, dated as of October 19, 2012, by and between IDE and Stephen Cope (incorporated by reference from Exhibit (d)(4) to the Schedule TO filed by the Registrant on October 19, 2012).

10.12	Amended and Restated Employment Agreement, dated as of October 19, 2012, by and between IDE and Eric Storm (incorporated by reference from Exhibit (d)(5) to the Schedule TO filed by the Registrant on October 19, 2012).

10.13	Employment Agreement, dated as of October 19, 2012, by and between IDE and Richard Dodson (incorporated by reference from Exhibit (d)(6) to the Schedule TO filed by the Registrant on October 19, 2012).

10.14	Amended and Restated Employment Agreement, dated as of October 19, 2012, by and between IDE and Anthony Beebe (incorporated by reference from Exhibit (d)(7) to the Schedule TO filed by the Registrant on October 19, 2012).

10.15	Form of Lock-up Agreement by and among the Company and IDE Stockholders (incorporated by reference from Exhibit 10.15 to the Form 8-K filed by the Registrant on December 20, 2012).

10.16	Registration Rights Agreement, dated as of December 14, 2012, by and among the Company and IDE Stockholders (incorporated by reference from Exhibit 10.16 to the Form 8-K filed by the Registrant on December 20, 2012).

Exhibit Number	Description

10.17	Voting Agreement, dated as of December 14, 2012, by and among the Company, Empeiria Investors LLC, Stephen Cope, and IDE Stockholders (incorporated by reference from Exhibit 10.17 to the Form 8-K filed by the Registrant on December 20, 2012).

10.18

International Assignment Agreement, dated as of December 14, 2012, by and among International Drilling Equipment Company LLC, IDE and Integrated Drilling Equipment, LLC (incorporated by reference from Exhibit 10.18 to the Form 8-K filed by the Registrant on December 20, 2012).

10.19	Lease Amendment Agreement, dated as of December 14, 2012, by and between 9th Green LLC and IDE (incorporated by reference from Exhibit 10.19 to the Form 8-K filed by the Registrant on December 20, 2012).

10.20	Lease Amendment Agreement, dated as of December 14, 2012, by and between IDECO LLC and Advanced Rig Services LLC (incorporated by reference from Exhibit 10.20 to the Form 8-K filed by the Registrant on December 20, 2012).

10.21	Lease Amendment Agreement, dated as of December 14, 2012, by and among SDC Blackhole LP, Advanced Rig Services LLC and IDE (incorporated by reference from Exhibit 10.21 to the Form 8-K filed by the Registrant on December 20, 2012).

10.22	Term Loan and Security Agreement, dated as of December 14, 2012, by and among the Company, Elm Park Capital Management, LLC., Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P. (incorporated by reference from Exhibit 10.22 to the Form 8-K filed by the Registrant on December 20, 2012).

10.23	Registration Rights Agreement, dated as of December 14, 2012, by and among the Company, Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P. (incorporated by reference from Exhibit 10.23 to the Form 8-K filed by the Registrant on December 20, 2012).

10.24	Amended and Restated Revolving Credit and Security Agreement, dated as of December 14, 2012, by and among the Company and PNC Bank, National Association (incorporated by reference from Exhibit 10.24 to the Form 8-K filed by the Registrant on December 20, 2012).

10.25	Stock Purchase Agreement, dated as of December 14, 2012, by and between the Company and Empeiria Investors LLC (incorporated by reference from Exhibit 10.25 to the Form 8-K filed by the Registrant on December 20, 2012).

14.1	Code of Conduct and Ethics (incorporated by reference from Exhibit 14.1 to the Form S-1 filed by the Registrant on May 2, 2011).

21.1*	Subsidiaries of the Registrant.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS**	XBRL Instance Document

Exhibit Number	Description

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Calculation Linkbase

101.LAB**	XBRL Taxonomy Label Linkbase

101.PRE**	XBRL Definition Linkbase Document

101.DEF**	XBRL Definition Linkbase Document

*	Filed herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DRILLING EQUIPMENT HOLDINGS CORP.

April 16, 2013	By:	/s/ N. Michael Dion
N. Michael Dion
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 16, 2013.

/s/ Stephen Cope	Chief Executive Officer and Director
Stephen Cope	(Principal Executive Officer)

/s/ N. Michael Dion	Chief Financial Officer
N. Michael Dion	(Principal Financial and Accounting Officer)

/s/ James N. Mills	Chairman and Director
James N. Mills

/s/ Alan B. Menkes	Director
Alan B. Menkes

/s/ Richard Dodson	Director
Richard Dodson

