Form 10-Q
period 2013-03-31
Integrated Drilling Equipment Holdings Corp
filed 2013-05-15
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Commission File Number: 000-54417

Integrated Drilling Equipment Holdings Corp.
(formerly Empeiria Acquisition Corp.)

(Exact name of registrant as specified in its charter)

Delaware	27-5079295
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

25311 I-45 North
Woodpark Business Center, Bldg 6
Spring, Texas 77380	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (281) 465-9393

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 15, 2013, there were 8,685,700 shares of Company’s common stock issued and outstanding.

i

PART I.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking language, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “forecasts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These forward-looking statements include any statements that are not statements of historical facts. These forward-looking statements are based on management’s current expectations, but actual results may differ materially due to various factors, including:

•	Our limited operating history and ability to generate consistent cash flows.

•	Our ability to maintain existing customers and timely deliver our backlog.

•	Our ability to manage anticipated growth, develop new products and services and integrate future acquisitions and joint ventures.

•	Trends in the oil and gas industry, including changes in oil and natural gas prices and consolidation in this industry.

•	Intense competition and availability and cost of materials, equipment and supplies.

•	Our ability to retain and compete for the services of management and highly-trained technical or trade personnel.

•	Instability in international economic and political conditions and severe weather.

•	Complying with U.S. laws and regulations while competing with foreign companies not subject to these laws and regulations.

•	Losses on fixed-price contracts or loss of any of our major customers.

•	Our ability to service our debt and pay dividends.

•	That the complexity of percentage-of-completion accounting and the fact that we may be required to recognize a charge against current earnings under these accounting rules.

•	Our officers, directors and principal stockholders, who hold a significant percentage of our stock, may have interests that are different or adverse to other stockholders.

•	Our ability to obtain additional financing and comply with restrictive covenants under our existing and future debt agreements.

•	That we may issue additional debt securities or otherwise incur substantial indebtedness.

•	Impact of litigation and the availability and cost of insurance.

•	Compliance with environmental laws and regulations.

•	Increased burdens of being a public company, including complying with the Sarbanes Oxley Act and the Dodd-Frank Act.

•	Lack of an active, liquid market for our common stock, which may impact our stock price, or we may issue additional equity securities.

•	Fluctuations in our quarterly operating reports.

•	Impact of qualifying as a controlled company and smaller reporting company.

•	Effect of anti-takeover provisions in our charter documents and Delaware law.

•	Our warrants may be amended or redeemed at a time that disadvantages warrant holders or our warrants may expire without any value.

•	Dilutive impact of registration rights granted to Empeiria Investors LLC, our sponsor, our officers and directors and other parties.

•	Other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions. Except as required by applicable law, we undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this report, references to the “Company,” “we,” “us” and “our” refer to Integrated Drilling Equipment Holdings Corp. and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Balance Sheets

 (unaudited)

(in thousands, except share and par value)	March 31, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$2,158	$1,602
Restricted cash	455	503
Accounts receivable, net	29,237	27,393
Inventories, net	10,851	12,339
Deferred tax assets	878	1,036
Prepaid expenses and other current assets	767	1,041
Total current assets	44,346	43,914

Intangibles, net	4,117	4,429
Property, equipment and improvements, net	3,250	3,349
Deferred financing costs, net	2,872	3,012
Deferred tax assets	2,716	2,837
Deposits	91	91
Total assets	$57,392	$57,632

Liabilities and Stockholders’ Deficit
Current liabilities
Current maturities of long-term debt	$750	$600
Current portion of capital lease obligations	34	40
Trade accounts and other payables	24,945	23,712
Accrued liabilities	11,561	11,555
Customer advanced billings and payments, and other	7,189	13,320
Total current liabilities	44,479	49,227

Long-term debt, less current maturities	40,966	36,810
Capital lease obligations, net of current	27	33
Total liabilities	85,472	86,070

Commitments and contingencies (Note 11)
Stockholders’ deficit
Common stock $0.0001 par value per share: Authorized shares 100,000,000; Issued shares 8,685,700 and 8,646,700, respectively	1	1
Accumulated deficit	(28,081)	(28,439)
Total stockholders’ deficit	(28,080)	(28,438)
Total liabilities and stockholders’ deficit	$57,392	$57,632

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Operations

 (unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2013	2012

Revenue
Products	$27,428	$57,677
Services	12,463	17,875
Total revenue	39,891	75,552

Cost of goods sold and services
Products	22,049	63,869
Services	8,115	12,623
Total cost of goods sold and services	30,164	76,492
Selling, general and administrative expense	7,510	6,011
Depreciation and amortization expense	605	371
Income (loss) from operations	1,612	(7,322)

Other (income) expense
Interest expense	1,149	204
Other (income)	(260)	(26)
Income (loss) before income taxes	723	(7,500)

Income taxes (benefit)
Current	86	21
Deferred	279	(2,527)
Total income taxes (benefit)	365	(2,506)
Net income (loss)	$358	$(4,994)

Weighted average shares outstanding:
Basic	8,661,867	5,575,671
Diluted	8,804,192	5,575,671

Earnings (loss) per share:
Basic	$0.04	$(0.90)
Diluted	$0.04	$(0.90)

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

 (unaudited)

	Shares Issued		Stock			Accumulated	Total Stockholders’
(in thousands, except share data)	Common	Preferred	Common		Preferred	Deficit	Deficit
Balances at December 31, 2011	5,575,671	-		$-	$-	$(5,948)	$(5,948)
Net Loss	-	-		-	-	(4,994)	(4,994)
Balances at March 31, 2012	5,575,671	-	$		$-	$(10,942)	$(10,942)

Balances at December 31, 2012	8,646,700	-		$1	$-	$(28,439)	$(28,438)
Net Income	-	-		-	-	358	358
Issuance of common shares in exchange for warrants	39,000	-		-	-	-	-
Balances at March 31, 2013	8,685,700	-		$1	$-	$(28,081)	$(28,080)

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Cash Flows

 (unaudited)

	Three Months Ended March 31,
(in thousands)	2013	2012

Operating activities
Net income (loss)	$358	$(4,994)
Adjustments to reconcile net income (loss) to cash provided (used in) operating activities
Depreciation and amortization expense	605	371
Deferred income tax	279	(2,527)
Amortization of deferred financing costs	140	42
Unrealized gain on warrant valuation	(230)	-
Paid-in-kind interest expense	100	-
Changes in operating assets and liabilities
Trade accounts receivable	(1,844)	(22,709)
Inventories	1,488	(9,270)
Other current assets	274	(218)
Trade accounts and other payables	1,233	13,024
Accrued liabilities	236	2,892
Customer advanced billings and payments	(6,131)	13,976
Net cash used in operating activities	(3,492)	(9,413)

Investing activities
Capital expenditures for intangibles	-	(115)
Capital expenditures for property, plant and equipment	(194)	(601)
Increase in restricted cash	48	-
Net cash used in investing activities	(146)	(716)

Financing activities
Issuance of long-term debt	35,950	8,000
Repayments of long-term debt	(31,744)	(417)
Payment of capital lease	(12)	(12)
Net cash provided by financing activities	4,194	7,571
Increase (decrease) in cash and cash equivalents	556	(2,558)
Cash and cash equivalents
Beginning of year	1,602	4,129
End of year	$2,158	$1,571

Noncash activity
Property and equipment acquired through capital leases	$-	$43
Interest paid-in-kind	100	-

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements

 (unaudited)

1.	Nature of Business and Summary of Significant Accounting Policies

Integrated Drilling Equipment Holdings Corp. (the “Company”) provides products and services to customers in the oil and gas industry both domestically and internationally. The majority of the Company’s business is conducted through two operating segments (1) Electrical Products and Services and (2) Drilling Products and Services.

The Company’s electrical segment designs, manufactures, installs and services rig electrical and control systems including SCR (silicon controlled rectifier) units and VFD (variable frequency drive) units, as well as electrical cabling, lighting systems, closed circuit video systems, gas and fire detection systems, and communication systems.

The Company’s drilling segment is a full service provider of drilling rigs and their components. The Company designs, manufactures, and services complete land- based drilling rigs, as well as rig subsystems and parts. The Company also provides drilling rig services including: mechanical services, assembly testing (rig- up/final construction and commission), rig refurbishment and inspection, new rig fabrication and completion of land rig packages. Additionally, the Company fabricates mud tanks, masts and substructures, dog houses and other products.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim periods. In the opinion of management of the Company, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and operating results for the periods disclosed. All intercompany balances and transactions have been eliminated in consolidation. The accounting policies followed by the Company are set forth in Note 3 of the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K, and are supplemented by the notes to these unaudited consolidated financial statements. There have been no significant changes to these policies and it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012.

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchanges Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. While the year-end balance sheet data was derived from audited financial statements, this interim report does not include all disclosures required by GAAP for annual periods. These unaudited interim condensed consolidated financial statements reflect all of the adjustments that are, in the opinion of management, necessary for fair statement of the results for the periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year.

The Company’s Condensed Consolidated Financial Statements are expressed in U.S. dollars and have been prepared by the Company in accordance with GAAP. In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our estimates, including those related to percentage of completion and related revenue recognition, deferred revenues, costs, estimated earnings and billings, intangible assets and inventory valuation and reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

On December 14, 2012, Integrated Drilling Equipment Holdings Inc. completed the merger (the “Merger”) with Empeiria Acquisition Corp. (“EAC”). The Merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, for accounting and financial purposes, EAC was treated as the acquired company, and IDE was treated as the acquiring company. Accordingly, historical financial information for periods and dates prior to December 14, 2012, include information for IDE only.

2.	Accounts Receivable

Accounts Receivable consists of the following (in thousands):

	March 31, 2013	December 31, 2012

Trade Accounts Receivable	$21,477	$15,694
Unbilled revenue and other	8,379	12,318
Less: Allowance for doubtful accounts	(619)	(619)
	$29,237	$27,393

3.	Uncompleted Contracts

Costs, estimated earnings and billings on uncompleted contracts are summarized below (in thousands):

	March 31, 2013	December 31, 2012

Costs incurred on uncompleted contracts	$161,562	$133,010
Earned margin	28,498	23,497
Earned revenue	190,060	156,507
Less: Billings to date	187,950	156,120
	$2,110	$387
Included in the accompanying balance sheets under the following captions:
Accounts receivable	$8,032	$11,871
Customer advanced billings and payments	(5,922)	(11,484)
	$2,110	$387

4.	Inventories

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Raw materials and finished goods	$7,354	$7,127
Reserve	(200)	(200)
Work in process	3,697	5,412
	$10,851	$12,339

5.	Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2013	December 31, 2012

Rig technology and product design	$5,786	$5,786
Less: Accumulated amortization	(1,669)	(1,357)
	$4,117	$4,429

Amortization expense for the three months ended March 31, 2013 and 2012 amounted to $312 thousand and $129 thousand, respectively.

6.	Property, Equipment and Improvements

Property, Equipment and Improvements, including capital leases, consists of the following (in thousands):

	March 31, 2013	December 31, 2012

Machinery and equipment	$3,261	$3,067
Leasehold improvements	4,544	4,544
Assets under capital leases	146	146
Less: Accumulated depreciation	(4,701)	(4,408)
	$3,250	$3,349

Depreciation expense relating to machinery and equipment and leasehold improvements for the three months ended March 31, 2013 and 2012 amounted to $282 thousand and $230 thousand, respectively.

Depreciation expense relating to capital leases for the three months ended March 31, 2013 and 2012 amounted to $11 thousand and $10 thousand, respectively.

7.	Long-Term Debt

Long-Term Debt consisted of the following (in thousands):

	March 31, 2013		December 31, 2012
	Short-Term	Long-Term	Short-Term	Long-Term
$2.5 million redeemable preferred stock (1)	$–	$2,500	$-	$2,500
$20.0 million revolving credit facility (2)	–	19,096	-	14,890
$20.0 million credit agreement (3)	750	19,370	600	19,420
Total long-term debt	$750	$40,966	$600	$36,810

(1)	$2.5 million of redeemable preferred stock (25,000 shares of preferred stock at $100 per share) is redeemable at our option at any time on 15 days' notice, at any time after the first anniversary of the date on which all indebtedness for borrowed money is repaid in full. The optional redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The preferred stock will be subject to mandatory redemption on the date which is 181 days following the latest maturity date of our indebtedness outstanding on December 14, 2012. The preferred stock is not convertible into common stock and accrues cumulative dividends at a rate of 16% per year. The dividends are payable in additional shares of preferred stock.

(2)	$20.0 million revolving credit facility which expires on June 30, 2016. Borrowings under this revolving credit facility bear interest at a rate determined by the lending institution, with a minimum rate of 1.5%. The interest rate at March 31, 2013 and 2012 was 4.75%. Additionally, the lender assesses a “Lenders fee” of 0.375% on the unused portion of the Revolving Facility.

(3)	$20.0 million credit agreement matures on December 14, 2016. Loans under this credit agreement bear interest, at the Borrowers' option, at a rate equal to the adjusted LIBOR rate or an alternate base rate, in each case, subject to a floor and a spread. This cash interest rate is 12%. In addition to the cash interest rate, all loans bear an additional paid-in-kind (PIK) interest at a rate of 2.0% per annum.

Compliance with Debt Covenants

As of February 28, 2013, we were not in compliance with the minimum liquidity covenant and certain other covenants in our Term Facility and Revolving Facility. The minimum liquidity covenant required, among other things, that at the end of each month the sum of our cash on deposit with the creditors under our revolving credit facility, plus the additional amount we could borrow under our revolving credit facility, less the amount of our trade payables that were outstanding for sixty or more days past the original due date and less any accrued and unpaid fees and expenses owed in connection with our Term Facility or Revolving Facility must equal or exceed $4,500,000 (for the Term Facility) and $5,000,000 (for the Revolving Facility).

On April 9, 2013, each of the lenders under the Term Facility and the Revolving Facility waived the defaults caused by the Borrowers’ failure to comply with the minimum liquidity covenant and certain other covenants, and we amended the Term Facility and Revolving Facility to provide among other things, that the minimum liquidity covenants shall not be tested again until May 31, 2013. After giving effect to the amendments and waivers, we are in compliance with our credit facilities.

8.	Defined Contribution Plans

The company has a 401k plan for eligible employees; however during the three months ended March 31, 2013 and 2012 we did no make any contributions to the plan.

9.	Income Taxes

The effective tax rate for the three months ended March 31, 2013 and 2012 was 50.5% and 33.4%, respectively. The difference in effective tax rates was primarily due to certain permanent differences incurred in 2013 versus 2012. During the three months ended March 31, 2013, the Company incurred $135 thousand of non-deductible interest expense in 2013. In 2012, all interest expense was deductible.

10.	Segment Information

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

The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of December 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues
Electrical (1)	$18,777	$21,500
Drilling	24,715	64,266
Other/eliminations	(3,601)	(10,214)
Total revenues	39,891	75,552

Segment profit
Electrical	3,774	2,945
Drilling	1,017	(6,598)
Other/eliminations	(2,574)	(3,298)
Total segment profit	2,217	(6,951)

Depreciation and amortization expense	605	371
Interest expense	1,149	204
Other	(260)	(26)
Income (loss) before income taxes	$723	$(7,500)

	March 31, 2013	December 31, 2012
Assets
Electrical	$66,322	$47,998
Drilling	58,909	39,464
Other/eliminations	(67,839)	(29,830)
Total assets	$57,392	$57,632

Capital expenditures
Electrical	$194	$765
Drilling	–	806
Other	–	269
Total capital expenditures	$194	$1,840

(1)	Includes $3,601 thousand and $10,214 thousand of inter-segment transactions for March 31, 2013 and 2012, respectively.

11.	Commitments and Contingencies

Self-Insured Health Program

On May 1, 2012 the Company entered into a self-insured health benefits plan program, which provides medical benefits to employees selecting coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims. The reserve is an estimate based on historical experience, as well as the number of participants and other entered into assumptions, some of which are subjective. As any of these factors change, the Company will adjust its self-insurance medical benefits reserve accordingly. For the three months ended March 31, 2013, we had stop loss insurance for claims in excess of $75 thousand per individual and claims in excess of $2.4 million aggregate group loss. Effective May 1, 2013, we have stop loss coverage for claims in excess of $65 thousand per individual and claims in excess of $2.6 million aggregate group loss. The Company believes its insurance reserves are adequate.

Restricted Cash

The Company has voluntarily set aside funds to be used for claims relating to its self-insured health benefit program. As of March 31, 2013, the company has restricted $455 thousand of cash to be used for this purpose.

LEGAL PROCEEDINGS

From time to time, we are a party to lawsuits arising in the ordinary course of our business. We do not believe that we are a party to any material pending legal proceeding or that it is probable that the outcome of any individual action or group of similar actions would have a material adverse effect on our business, financial condition or results of operation.

12.	Earnings (loss) Per Share

The following tables (in thousands, except share and per share amounts) set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
Basic:
Net income (loss)	$358	$(4,994)
Weighted average common shares	8,661,867	5,575,671
Basic income (loss) per share	$0.04	$(0.90)
Diluted:
Net income (loss)	$358	$(4,994)
Basic weighted average common shares	8,661,867	5,575,671
Potential common shares	142,325	—
Diluted weighted average common shares	8,804,192	5,575,671
Diluted income (loss) per share	$0.04	$(0.90)

13.	Subsequent Events

On April 11, 2013, EAC changed its name to Integrated Drilling Equipment Holdings Corp.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, see Risk Factors in “Item 1A” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

Empeiria Acquisition Corp. (“EAC”) was incorporated in Delaware in January 2011, for the purpose of acquiring one or more operating businesses or assets (“initial business transaction”). On June 21, 2011, EAC completed its initial public offering. On October 19, 2012, EAC entered into a merger agreement (the “Merger Agreement”) with Integrated Drilling Equipment Company Holdings Inc., a Delaware corporation (the “Acquired Company”), and Stephen Cope, in his capacity as representative of IDE’s stockholders (the “Representative”). On December 14, 2012, EAC consummated its initial business transaction with the Acquired Company (the “Merger”).

The Merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, for accounting and financial purposes, EAC was treated as the acquired company, and Acquired Company was treated as the acquiring company. Accordingly, historical information, including historical financial information and the historical description of our business, for periods and dates prior to December 14, 2012, include information for the Acquired Company only.

On April 11, 2013, EAC changed its name to Integrated Drilling Equipment Holdings Corp.

Our Business

We provide products and services to customers in the oil and gas industry both domestically and internationally. The majority of our business is conducted through two operating segments: Electrical Products and Services and Drilling Products and Services.

Our Electrical Products and Services segment designs, manufactures, installs and services electrical and control systems for drilling rigs including SCR (silicon-controlled rectifier) units and VFD (variable frequency drive) units, as well as electrical cabling, lighting systems, closed circuit video systems, gas and fire detection systems, and communication systems.

Our Drilling Products and Services segment is a full service provider of drilling rigs and their components. We design, manufacture, and service complete land-based drilling rigs, as well as rig subsystems and parts. We also provide drilling rig services including mechanical services, assembly testing (rig-up/final construction and commission), rig refurbishment and inspection, new rig fabrication and completion of land rig packages. Additionally, we fabricate mud tanks, masts and substructures, dog houses and other products.

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

Recent Developments

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

PEMEX selected the Company’s equipment based on a technical review in December 2012 and subsequently worked closely with Company on finalizing the contracts and related specifications during the first quarter of 2013. The Company believes that its rig designs for these offshore platforms will enable it to capture more bids for new drilling equipment on newly constructed platforms as well as replacing drilling equipment on existing shallow offshore platforms that may be 25 years or more old. On these older platforms, drilling operators are potentially looking to upgrade platforms with newer equipment that encompass the latest drilling techniques and efficiencies.

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

Consolidated Results of Operations

(Dollars in thousands)	For the Quarter Ended March 31,
	2013		2012
Statement of Operations Data:
Revenue:
Products	$27,428	68.8%	$57,677	76.3%
Services	12,463	31.2%	17,875	23.7%
Total revenue	39,891	100.0%	75,552	100.0%

Cost of goods sold and services:
Products	22,049	80.4%	63,869	110.7%
Services	8,115	65.1%	12,623	70.6%
Total cost of goods sold and services	30,164	75.6%	76,492	101.2%

Selling, general and administrative expense	7,510	18.8%	6,011	8.0%
Depreciation and amortization expense	605	1.5%	371	0.5%
Income (loss) from operations	1,612	4.0%	(7,322)	(9.7)%

Other (income) expense:
Interest expense	1,149	2.9%	204	0.3%
Other (income) expense	(260)	(0.7)%	(26)	0.0%
Income (loss) before income taxes (benefit)	723	1.8%	(7,500)	(9.9)%
Income taxes (benefit):
Current	86	0.2%	21	0.0%
Deferred	279	0.7%	(2,527)	(3.3)%
Net income (loss)	$358	0.9%	$(4,994)	(6.6)%

Except for the components of cost of goods sold and services, the percentages above represent line item values expressed as a percentage of total revenue. For the components of cost of goods sold and services, the percentages represent cost of goods sold and services related to products and services expressed as a percentage of revenue for products and services, respectively.

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Revenues

Revenues were $40 million and $76 million for the first quarter of 2013 and 2012, respectively, a decrease of $36 million or 47%. This decrease was driven by a $31 million decrease in products revenue and a $5 million decrease in services revenue. This significant decrease in products revenue was driven by a $34 million decrease in complete rig product revenues.

Cost of Sales

Cost of Sales were $30 million and $76 million for the first quarter of 2013 and 2012, respectively, a decrease of $46 million or 61%. This decrease was primarily driven by the $36 million in decreased revenues as noted above. As a percent of revenue, cost of sales were 76% of revenue in the first quarter of 2013 versus 101% of revenue in the comparable 2012 quarter. The decrease in cost of sales as a percentage of revenue was due to significant decreased cost of sales of the Company’s product sales which declined to 81% of revenue in the first quarter of 2013 versus 111% of revenue in the comparable 2012 quarter. This improvement was the result of the Company’s improved production efficiencies of complete rigs. Services cost of sales improved slightly in the first quarter of 2013 to 65% of revenue as compared to 71% of revenue in the comparable 2012 period.

Selling, General and Administration Expenses

Selling, general and administration expenses were $7.5 million and $6.0 million for the first quarter of 2013 and 2012 respectively, an increase of $1.5 million. This increase was due to $2.2 million of unabsorbed manufacturing overhead expenses offset by $0.7 million of lower selling, general and administration expenses. The increase in unabsorbed manufacturing overhead expenses was the result of lower sales volume in the first quarter of 2013 as compared to the first quarter of 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.6 million in the first quarter of 2013 and $0.4 million in the comparable 2012 quarter.

Income from Operations

Income from operations improved to $1.6 million in the first quarter of 2013 versus a loss from operations of $7.3 million in the comparable 2012 first quarter. The $8.9 million improvement primarily resulted from a $10.7 million increase in gross margin dollars generated in the first quarter of 2013 versus the comparable 2012 quarter offset by $1.5 million in higher selling, general and administration expenses in the first quarter of 2013 versus the comparable 2012 first quarter as noted above.

Other (Income) Expense and Income Taxes

Total other expense was $0.9 million and $0.2 million in the first quarters of 2013 and 2012, respectively. Interest expense was $1.1 million and $0.2 million in the first quarter of 2013 and 2012 respectively, an increase of $0.9 million. This increase in interest expense was principally due to substantially higher debt levels in the first quarter of 2013. Other income was $0.3 million in the 2013 first quarter versus other income of $0.03 million in comparable 2012 quarter.

Income tax expense (credits) was $0.3 million and $(2.4) million in the first quarter of 2013 and 2012, respectively. After adjusting for temporary and permanent income tax items, the income tax expense represented effective tax rates on income before income taxes of 50.5% and 33.4% for the first quarter of 2013 and 2012, respectively.

Segment Results of Operations

Quarter Ended March 31, 2013 Compared to Quarter Ended March 31, 2012

Electrical Products & Services segment.

Electrical Products & Services segment revenues were $18.8 million and $21.5 million for first quarters of 2013 and 2012, respectively, a decrease of $2.7 million or 13%. This decrease was primarily driven by decreased volume for our electrical products and services due to decreased production of complete rigs. Electrical Products & Services segment profit was $3.8 million and $2.9 million for 2013 first quarter and the comparable 2012 quarter, respectively, an increase of $0.8 million or 28%. Segment profits were 20% of 2013 and 14% of 2012 first quarter respective segment revenues. The $0.8 million increase in segment profits was primarily driven by a decrease in intercompany sales in the first quarter of 2013 versus the same period in 2012. Intercompany sales have lower margins than external customer orders.

Drilling Products & Services segment.

Drilling Products & Services segment revenue was $24.7 million and $64.3 million for the first quarters of 2013 and 2012, respectively, a decrease of $39.6 million, or 62%. The 2013 first quarter decrease in Drilling Products & Services segment revenues was driven by significantly reduced backlog in January 2013 versus January 2012. This reduced backlog reflects lower order volumes due to a general slow down in demand for new rigs in the US market. Drilling Products & Services segment profit was $1.0 million in the first quarter of 2013 versus a segment loss of $6.6 million for the first quarter of 2012, an increase of $7.6 million in the comparable quarters. Segment profits were 4% of segment revenues in the first quarter of 2013 versus a segment loss of 10% of segment revenues in the comparable 2012 first quarter. The significant improvement in Drilling Products & Services segment profits was due to improved production efficiencies of complete rig packages in the first quarter of 2013 versus the comparable 2012 quarter.

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

The Company is currently exploring various options to raise additional working capital for the PEMEX contracts. There can be no assurances that the Company will be able to raise the additional working capital needed to complete to aforementioned PEMEX contracts and refinance our existing debt.

Cash Flows for the First Quarter Ended March 31, 2013 and 2012

Net cash used in operating activities was $3.5 million in the first quarter ended March 31, 2013 as compared to net cash used in operating activities of $9.4 million in the first quarter of 2012. The $5.9 million decline in cash used in operating activities was primarily due to a $5.4 million improvement in net income and a $2.8 million benefit in deferred income taxes. The decrease in cash used in operating activities was partially offset by a $2.4 million decrease in cash generated from working capital in the first quarter of 2013 versus the comparable 2012 first quarter. In the comparable 2013 and 2012 first quarters, cash generated from working capital assets improved by $32.1 million and this was offset by $34.6 million of cash used by working capital liabilities.

Capital expenditures were approximately $0.2 million and $0.6 million in the first quarter of 2013 and 2012, respectively.

The net cash provided by financing activities, in the first quarter of 2013, was $4.2 as compared to $7.6 million in the first quarter of 2012.

As a result of the foregoing activities, in the first quarter of 2013, the Company’s cash increased by $0.6 million as compared to a decrease of cash of $2.6 million in the first quarter of 2012.

Future Cash Requirements

As of March 31, 2013, we had long-term debt, including current maturities, of $41.7 million, cash and cash equivalents of $2.2 million and $0.9 million available under our amended and restated $20.0 million revolving credit and security agreement.

Based on our cash on hand and cash flow from operations, we believe that we will have the working capital resources necessary to meet our projected operational needs for fiscal year 2013 exclusive of the PEMEX contracts. The performance bonds, letters of credit and payment terms under the PEMEX contracts will require the Company to raise additional working capital in order to complete the contracts on schedule in the second half of calendar 2014. We believe that we will be able to obtain additional working capital through credit arrangements or debt or additional equity offerings. We would expect to use this working capital to finance the PEMEX contracts and to pursue acquisitions, investments and other growth opportunities or if we experience operating losses. There can be no assurance that financing will be available.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2012 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are still in the process of integrating the Acquired Company, which we acquired on December 14, 2012, and which was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, into our overall internal control over financial reporting process.

part ii.

ITEM 1.       LEGAL PROCEEDINGS

From time to time, we are a party to lawsuits arising in the ordinary course of our business. We do not believe that we are a party to any material pending legal proceedings or that it is probable that the outcome of any individual action or group of similar actions would have a material adverse effect on our business, financial condition or results of operation.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 25, 2013, we entered into a Placement Warrant Exchange Agreement with Empeiria Investors LLC. Pursuant to this Agreement, we issued 39,000 shares of common stock to Empeiria Investors in exchange for canceling 390,000 warrants that Empeiria Investors acquired in a private placement in June 2011.

The issuance of the 39,000 shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

On December 14, 2012, the Company and its subsidiaries (the “Borrowers”) entered into a term loan and security agreement with Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P., as lenders, and Elm Park Capital Management, LLC, as administrative agent (the “Term Loan Agreement”). The Term Loan Agreement provided for a $20.0 million four year senior secured second-lien term loan facility (the “Term Facility”).

On December 14, 2012, the Borrowers also entered into an amended and restated revolving credit and security agreement with PNC Bank, National Association, as administrative agent and the initial lender (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a $20 million committed asset-based revolving credit facility, with a sublimit for letters of credit (the “Revolving Facility”).

As of February 28, 2013, we were not in compliance with the minimum liquidity covenant and certain other covenants in our Term Facility and Revolving Facility. The minimum liquidity covenant required, among other things, that at the end of each month the sum of our cash on deposit with the creditors under our revolving credit facility, plus the additional amount we could borrow under our revolving credit facility, less the amount of our trade payables that were outstanding for sixty or more days past the original due date and less any accrued and unpaid fees and expenses owed in connection with our Term Facility or Revolving Facility must equal or exceed $4,500,000 (for the Term Facility) and $5,000,000 (for the Revolving Facility).

On April 9, 2013, each of the lenders under the Term Facility and the Revolving Facility waived the defaults caused by the Borrowers’ failure to comply with the minimum liquidity covenant and certain other covenants, and we amended the Term Facility and Revolving Facility to provide among other things, that the minimum liquidity covenants shall not be tested again until May 31, 2013. After giving effect to the amendments and waivers, we are in compliance with our credit facilities.

ITEM 4.      MINE SAFETY AND DISCLOSURES

None.

ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit Number	Description
10.1*	Form of Contract for the Acquisition of a Modular Drilling Unit between Integrated Drilling Equipment LLC and IDE Perforación México, S. de R.L. de C.V., and Integrated Trade Systems, Inc., dated as of March 21, 2013.
10.2*	First Amendment to Term Loan and Security Agreement between Integrated Drilling Equipment Holdings Corp. (formerly Empeiria Acquisition Corp.), Integrated Drilling Equipment, LLC, and Integrated Drilling Equipment Company Holdings, LLC, and Elm Park Capital Management, LLC. as agent for the lenders, dated as of April 9, 2013.
10.3*	First Amendment to Amended and Restated Revolving Credit and Security Agreement between Integrated Drilling Equipment Holdings Corp. (formerly Empeiria Acquisition Corp.), Integrated Drilling Equipment, LLC and Integrated Drilling Equipment Holdings, LLC. and PNC Bank, National Association as agent for the lenders, dated April 9, 2013.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DRILLING EQUIPMENT HOLDINGS CORP.

Dated: May 15, 2013	/s/ Stephen Cope
Stephen Cope
Chief Executive Officer
(Principal executive officer)

Dated: May 15, 2013	/s/ N. Michael Dion
N. Michael Dion
Chief Financial Officer and Executive Vice President
(Principal financial and accounting officer)