Form 10-Q
period 2013-06-30
Integrated Drilling Equipment Holdings Corp
filed 2013-08-14
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission File Number: 000-54417

Integrated Drilling Equipment Holdings Corp.

(Exact name of registrant as specified in its charter)

____________________

Delaware (State or other jurisdiction of incorporation or organization)	27-5079295 (I.R.S. Employer Identification Number)

25311 I-45 North Woodpark Business Center, Bldg 6 Spring, Texas 77380 (Address of principal executive offices)	77380 (Zip Code)

Registrant’s telephone number, including area code:  (281) 465-9393

Not Applicable
(Former name or former address, if changed since last report)

____________________

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

As of August 14, 2013, there were 8,685,700 shares of Company’s common stock issued and outstanding.

TABLE OF CONTENTS

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

ITEM 1. FINANCIAL STATEMENTS

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value)	June 30, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$1,212	$1,602
Restricted cash	138	503
Accounts receivable, net	14,233	27,393
Inventories, net	7,643	12,339
Deferred financing costs, net	2,732	-
Deferred tax assets	946	1,036
Prepaid expenses and other current assets	559	1,041
Total current assets	27,463	43,914

Intangibles, net	3,805	4,429
Property, equipment and improvements, net	3,054	3,349
Deferred financing costs, net	-	3,012
Deferred tax assets	3,176	2,837
Deposits	91	91
Total assets	$37,589	$57,632

Liabilities and Stockholders’ Deficit
Current liabilities
Current maturities of long-term debt	$33,006	$600
Current portion of capital lease obligations	29	40
Trade accounts and other payables	21,412	23,712
Accrued liabilities	10,297	11,555
Customer advanced billings and payments, and other	2,284	13,320
Total current liabilities	67,028	49,227

Long-term debt, less current maturities	-	36,810
Capital lease obligations, net of current	21	33
Total liabilities	67,049	86,070

Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock $0.0001 par value per share:
Authorized shares 100,000,000;
Issued shares 8,685,700 and 8,646,700, respectively	1	1
Accumulated deficit	(29,461)	(28,439)
Total stockholders’ deficit	(29,460)	(28,438)
Total liabilities and stockholders’ deficit	$37,589	$57,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2013	2012	2013	2012

Revenue
Products	$14,124	$69,319	$41,552	$126,996
Services	9,555	16,824	22,018	34,699
Total revenue	23,679	86,143	63,570	161,695

Cost of goods sold and services
Products	9,876	62,994	31,925	126,863
Services	7,468	12,359	15,583	24,982
Total cost of goods sold and services	17,344	75,353	47,508	151,845

Selling, general and administrative expense	6,670	7,610	14,180	13,621
Depreciation and amortization expense	523	474	1,128	845
Income (loss) from operations	(858)	2,706	754	(4,616)

Other (income) expense
Interest expense	1,143	229	2,292	433
Other income	(199)	(103)	(459)	(129)
Income (loss) before income taxes	(1,802)	2,580	(1,079)	(4,920)

Income taxes (benefit)
Current	106	(21)	192	-
Deferred	(528)	819	(249)	(1,708)
Total income taxes (benefit)	(422)	798	(57)	(1,708)
Net income (loss)	$(1,380)	$1,782	$(1,022)	$(3,212)
Weighted average shares outstanding:
Basic	8,685,700	5,575,671	8,673,849	5,575,671
Diluted	8,827,994	5,575,671	8,816,159	5,575,671

Earnings (loss) per share:
Basic	$(0.16)	$0.32	$(0.12)	$(0.58)
Diluted	$(0.16)	$0.32	$(0.12)	$(0.58)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(unaudited)

	Shares Issued		Stock		Accumulated	Total Stockholders’
(in thousands, except share data)	Common	Preferred	Common	Preferred	Deficit	Deficit
Balances at December 31, 2011	5,575,671	-	$-	$-	(5,948)	(5,948)

Net Loss	-	-	-	-	(3,212)	(3,212)

Balances at June 30, 2012	5,575,671	-	$-	$-	$(9,160)	$(9,160)

Balances at December 31, 2012	8,646,700	-	1	-	(28,439)	(28,438)

Net Loss	-	-	-	-	(1,022)	(1,022)

Issuance of common shares in exchange for warrants	39,000	-	-	-	-	-

Balances at June 30, 2013	8,685,700	-	$1	$-	$(29,461)	$(29,460)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
(in thousands)	2013	2012

Operating activities
Net loss	$(1,022)	$(3,212)
Adjustments to reconcile net loss to cash provided (used in) operating activities
Depreciation and amortization expense	1,128	845
Deferred income tax	(249)	(1,708)
Provision for bad debts	68	-
Amortization of deferred financing costs	280	83
Unrealized gain on warrant valuation	(401)	-
Paid-in-kind interest expense	201	-
Changes in operating assets and liabilities
Trade accounts receivable	13,092	(16,277)
Inventories	4,696	7,374
Other current assets	482	184
Trade accounts and other payables	(2,300)	8,589
Accrued liabilities	(855)	1,280
Customer advanced billings and payments	(11,037)	(5,921)
Net cash provided by (used in) operating activities	4,083	(8,763)

Investing activities
Capital expenditures for intangibles	-	(230)
Capital expenditures for property, plant and equipment	(209)	(852)
Decrease in restricted cash	365	-
Increase in deposits	-	(11)
Net cash provided by (used in) investing activities	156	(1,093)

Financing activities
Issuance of long-term debt	62,625	15,000
Repayments of long-term debt	(67,231)	(833)
Payment of capital lease	(23)	(18)
Net cash provided by (used in) financing activities	(4,629)	14,149
Increase (decrease) in cash and cash equivalents	(390)	4,293
Cash and cash equivalents
Beginning of period	1,602	4,129
End of period	$1,212	$8,422

Noncash activity
Property and equipment acquired through capital leases	$-	$43
Interest paid-in-kind	201	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Nature of Business and Summary of Significant Accounting Policies

Integrated Drilling Equipment Holdings Corp. (the “Company”) provides products and services to customers in the oil and gas industry both domestically and internationally. The majority of the Company’s business is conducted through two operating segments: (1) Electrical Products and Services and (2) Drilling Products and Services.

The Company’s electrical segment designs, manufactures, installs and services rig electrical and control systems including SCR (silicon controlled rectifier) units and VFD (variable frequency drive) units, as well as electrical cabling, lighting systems, closed circuit video systems, gas and fire detection systems, and communication systems.

The Company’s drilling segment is a full service provider of drilling rigs and their components. The Company designs, manufactures, and services complete land-based drilling rigs, as well as rig subsystems and parts. The Company also provides drilling rig services including: mechanical services, assembly testing (rig- up/final construction and commission), rig refurbishment and inspection, new rig fabrication and completion of land rig packages. Additionally, the Company fabricates mud tanks, masts and substructures, dog houses and other products.

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

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchanges Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. While the year-end balance sheet data was derived from audited financial statements, this interim report does not include all disclosures required by GAAP for annual periods. These unaudited interim condensed consolidated financial statements reflect all of the adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year.

The Company’s Condensed Consolidated Financial Statements are expressed in U.S. dollars and have been prepared by the Company in accordance with GAAP. In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our estimates, including those related to percentage of completion and related revenue recognition, deferred revenues, costs, estimated earnings and billings, allowance for doubtful accounts, intangible assets and inventory valuation and reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

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

2.	Company Financing

As of June 30, 2013, we were not in compliance with the minimum liquidity, minimum EBITDA and total leverage ratio covenants in our Revolving Facility and Term Facility. We are currently in discussions with the lenders under these facilities to amend the loan agreements to address these covenants. Accordingly, the Company has reclassified its debt and related debt issuance costs from non-current to current as of June 30, 2013.

We are in discussions with the lender of our Revolving Facility to amend our credit agreement to cure the existing default. While not final, initial discussions indicate that the lender may reduce our availability under the Revolving Facility to $15 million (from $20 million), reduce certain components of our borrowing base subcomponents, increase the interest rate 2% from the current rate, reset the covenants so that we are in compliance with the loan agreement and change the maturity of the Revolving Facility to March 31, 2014.

We are in discussions with the lender of our Term Facility to amend the financial covenants so that we are in compliance with this loan agreement, defer the principal payment due on September 30, 2013 and change the maturity of the loan to September 30, 2014. Additionally, the lender is requiring that we deliver a satisfactory cost reduction plan and invest an additional $1.0 million of equity capital in the Company by August 31, 2013.

The Company believes it will be able to negotiate with the lenders to amend the Revolving Facility and the Term Facility. However, if the Company is unable to negotiate amendments, there can be no assurance that the Company would be able to find other lenders to refinance these agreements.

In the event of an acceleration of amounts due under its debt facilities as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, prospects and financial condition and raises substantial doubt about the Company’s ability to continue as a going concern.

3.	PEMEX Contract Termination

On August 9, 2013, the Company received notices from PEMEX Procurement International, Inc. (“PII”) (formerly Integrated Trade Systems, Inc.), an agent for PEMEX-Exploración y Producción (“PEMEX”) terminating the four purchase agreements for modular drilling units. The collective value of the four agreements was approximately $354.0 million. The Company, through its subsidiaries Integrated Drilling Equipment LLC and IDE Perforación Mexico, S. de R.L. de C.V., entered into these four purchase agreements with PII, an agent for PEMEX, on March 22, 2013.

Pursuant to each purchase agreement, the Company was required to deliver to PII within 20 business days of signing the purchase agreement: (1) a stand-by letter of credit for 12% of the purchase price; and (2) a bond for 20% of the purchase price (together with the letter of credit, the “guarantees”).

The Company was unable to secure the necessary guarantees within the time period contemplated by the purchase agreements. Due to the inability to obtain the guarantees, PII terminated the purchase agreements pursuant to the terms of the purchase agreements. The Company is in discussions with PEMEX seeking to reinstate the purchase agreements. However, should the Company be unable to successfully reinstate the purchase agreements, PEMEX may seek liquidated damages in the amount of 12% of the purchase price of each of the modular drilling units, under the terms of the agreements.

4.	Accounts Receivable

Accounts Receivable consists of the following (in thousands):

	June 30, 2013	December 31, 2012

Trade Accounts Receivable	$10,968	$15,694
Unbilled revenue and other	3,948	12,318
Less: Allowance for doubtful accounts	(683)	(619)
	$14,233	$27,393

5.	Uncompleted Contracts

Costs, estimated earnings and billings on uncompleted contracts are summarized below (in thousands):

	June 30, 2013	December 31, 2012

Costs incurred on uncompleted contracts	$51,630	$133,010
Earned margin	12,709	23,497
Earned revenue	64,339	156,507
Less: Billings to date	63,026	156,120
	$1,313	$387
Included in the accompanying balance sheets under the following captions:
Accounts receivable	$3,575	$11,871
Customer advanced billings and payments	(2,262)	(11,484)
	$1,313	$387

6.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Raw materials and finished goods	$7,125	$7,127
Work in process	718	5,412
Reserve	(200)	(200)
	$7,643	$12,339

7.	Intangibles

Intangibles consist of the following (in thousands):

	June 30, 2013	December 31, 2012

Rig technology and product design	$5,786	$5,786
Less: Accumulated amortization	(1,981)	(1,357)
	$3,805	$4,429

Amortization expense for the six months ended June 30, 2013 and 2012 amounted to $624 thousand and $350 thousand, respectively.

8.	Property, Equipment and Improvements

Property, Equipment and Improvements, including capital leases, consists of the following (in thousands):

	June 30, 2013	December 31, 2012

Machinery and equipment	$3,277	$3,067
Leasehold improvements	4,544	4,544
Assets under capital leases	146	146
Less: Accumulated depreciation	(4,913)	(4,408)
	$3,054	$3,349

Depreciation expense relating to machinery and equipment and leasehold improvements for the six months ended June 30, 2013 and 2012 amounted to $484 thousand and $476 thousand, respectively.

Depreciation expense relating to capital leases for the six months ended June 30, 2013 and 2012 amounted to $21 thousand and $19 thousand, respectively.

9.	Debt and Redeemable Preferred Stock

Debt and redeemable preferred stock consisted of the following (in thousands):

	June 30, 2013		December 31, 2012
	Short-Term	Long-Term	Short-Term	Long-Term
$2.5 million redeemable preferred stock (1)	$2,500	$-	$-	$2,500
$20.0 million revolving credit facility (2)	10,435	-	-	14,890
$20.0 million credit agreement (3)	20,071	-	600	19,420
Total debt and redeemable preferred stock	$33,006	$-	$600	$36,810

(1)	$2.5 million of redeemable preferred stock (25,000 shares of preferred stock at $100 per share) is redeemable at our option at any time on 15 days' notice, at any time after the first anniversary of the date on which all indebtedness for borrowed money is repaid in full. The optional redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The preferred stock will be subject to mandatory redemption on the date which is 181 days following the latest maturity date of our indebtedness outstanding on December 14, 2012. The preferred stock is not convertible into common stock and accrues cumulative dividends at a rate of 16% per year. The dividends are payable in additional shares of preferred stock.

(2)	$20.0 million revolving credit facility which expires on June 30, 2016. Borrowings under this revolving credit facility bear interest at a rate determined by the lending institution, with a minimum rate of 1.5%. The interest rate at June 30, 2013 and 2012 was 4.75%. Additionally, the lender assesses a “Lenders fee” of 0.375% on the unused portion of the Revolving Facility. The Company is jointly and severally liable for the obligations owing under the Revolving Facility and any future subsidiaries of the Company shall be required to guarantee the payment and performance of the obligations of the Company under the Revolving Facility. The Revolving Facility is secured, subject to certain permitted liens, on a first priority basis by a security interest in substantially all of the Company’s tangible and intangible assets.

(3)	$20.0 million credit agreement matures on December 14, 2016. Loans under this credit agreement bear interest, at the Borrowers' option, at a rate equal to the adjusted LIBOR rate or an alternate base rate, in each case, subject to a floor and a spread. This cash interest rate is 12%. In addition to the cash interest rate, all loans bear an additional paid-in-kind (PIK) interest at a rate of 2.0% per annum. The Company is jointly and severally liable for the obligations under the Term Facility and any future subsidiaries of the Company will be required to guarantee the payment and performance of the obligations of the Company under the Term Facility. The Term Facility is secured, subject to certain permitted liens, on a second priority basis by a security interest in substantially all of the Company's tangible and intangible assets.

10.	Defined Contribution Plans

The company has a 401k plan for eligible employees; however during the six months ended June 30, 2013 and 2012 we did not make any contributions to the plan.

11.	Income Taxes

The effective tax rate for the six months ended June 30, 2013 and 2012 was 5.3% and 34.7%, respectively. The difference in effective tax rates was primarily due to certain permanent differences incurred in 2013 versus 2012. For the six months ended June 30, 2013, the annual effective tax rate for the Company for the year ending December 31, 2013 could not be reasonably estimated because the Company expects its pretax income for this period to be near breakeven. As a result, in the interim financial statements, taxes have been provided for based on the actual results for the six months ended June 30, 2013 rather than an estimated effective tax rate for the year. During the six months ended June 30, 2013, the Company incurred $0.5 million of non-deductible interest expense. In 2012, all interest expense was deductible.

12.	Segment Information

We have two reportable operating segments: (1) Electrical Products and Services and (2) Drilling Products and Services. The Company’s Electrical Products and Services segment designs, manufactures, installs and services rig electrical and control systems including SCR’s and VFD’s, as well as electrical cabling, lighting systems, closed circuit video systems, gas and fire detection systems, and communication systems. The Company’s Drilling Products and Services segment designs, manufactures, and services complete land-based drilling rigs, as well as rig subsystems and parts.

The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of December 31, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Electrical (1)	$13,121	$27,953	$31,898	$49,453
Drilling (2)	11,596	68,224	36,311	132,490
Other/eliminations	(1,038)	(10,034)	(4,639)	(20,248)
Total revenues	23,679	86,143	63,570	161,695

Segment profit
Electrical	2,426	5,474	6,200	8,419
Drilling	(100)	884	917	(5,714)
Other/eliminations	(2,661)	(3,178)	(5,235)	(6,476)
Total segment profit	(335)	3,180	1,882	(3,771)

Depreciation and amortization expense	523	474	1,128	845
Interest expense	1,143	229	2,292	433
Other	(199)	(103)	(459)	(129)
Income (loss) before income taxes	$(1,802)	$2,580	$(1,079)	$(4,920)

	June 30, 2013	December 31, 2012
Assets
Electrical	$79,946	$47,998
Drilling	65,048	39,464
Other/eliminations	(107,405)	(29,830)
Total assets	$37,589	$57,632

Capital expenditures
Electrical	$197	$765
Drilling	-	806
Other	12	269
Total capital expenditures	$209	$1,840

(1)	Includes $0.9 million and $10.0 million of intersegment transactions for the three months ended June 30, 2013 and 2012, respectively, and $4.5 million and $20.2 million of intersegment transactions for the six months ended June 30, 2013 and 2012, respectively.

(2)	Includes $0.1 million of intersegment transactions for the three and six months ended June 30, 2013. There were no intersegment transactions in 2012.

13.	Commitments and Contingencies

Self-Insured Health Program

The Company maintains a self-insured health benefits plan, which provides medical benefits to employees selecting coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims. The reserve is an estimate based on historical experience, as well as the number of participants and other assumptions, some of which are subjective. As any of these factors change, the Company will adjust its self insurance medical benefits reserve accordingly. Effective May 1, 2012, we had stop loss insurance for claims in excess of $75 thousand per individual and claims in excess of $2.4 million aggregate group loss. Effective May 1, 2013, we have stop loss coverage for claims in excess of $65 thousand per individual and claims in excess of $2.6 million aggregate group loss. The Company believes its insurance reserves are adequate.

Restricted Cash

The Company has voluntarily set aside funds to be used for claims relating to its self-insured health benefit program. As of June 30, 2013, the company has restricted $138 thousand of cash to be used for this purpose.

Legal Proceedings

On May 6, 2013, Drillmec, Inc. filed a lawsuit in the 281st Judicial District Court in Harris County, Texas (Drillmec, Inc. v. Integrated Drilling Equipment Company, et. al.) against Integrated Drilling Equipment Company Holdings, Inc., Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company, Stephen D. Cope and SDC Management Services, LLC. Drillmec alleges that the defendants acquired Drillmec’s drawings and technical specifications through an unrelated bidding process for offshore drilling rigs. In the pleadings, Drillmec claims that the defendants used this proprietary information in connection with its successful bid for the PEMEX contracts and asserts causes of action for misappropriation of trade secrets, conversion, interference with prospective relations, conspiracy, unjust enrichment and unfair competition. Drillmec is seeking damages in the form of IDE’s actual profits from the PEMEX contracts and the development costs that Drillmec incurred in developing the proprietary information in question. The Company intends to defend this litigation vigorously. This case is in the preliminary stages and too early to predict an outcome and therefore no provision has been recorded as of June 30, 2013, for any potential liability arising from this litigation.

14.	Earnings (loss) Per Share

The following tables (in thousands, except share and per share amounts) set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic:
Net income (loss)	$(1,380)	$1,782	$(1,022)	$(3,212)
Weighted average common shares	8,685,700	5,575,671	8,673,849	5,575,671
Basic income (loss) per share	$(0.16)	$0.32	$(0.12)	$(0.58)
Diluted:
Net income (loss)	$(1,380)	$1,782	$(1,022)	$(3,212)
Basic weighted average common shares	8,685,700	5,575,671	8,673,849	5,575,671
Potential common shares	142,294	-	142,309	-
Diluted weighted average common shares	8,827,994	5,575,671	8,816,159	5,575,671

Diluted income (loss) per share	$(0.16)	$0.32	$(0.12)	$(0.58)

15.	Subsequent Events

On August 9, 2013, the Company received notices from PEMEX Procurement International, Inc. (“PII”) (formerly Integrated Trade Systems, Inc.), an agent for PEMEX-Exploración y Producción (“PEMEX”) terminating the four purchase agreements for modular drilling units (see Note 3, “PEMEX Contract”).

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

On June 14, 2013, PEMEX notified IDE that they were in default of its obligations under the contracts signed on March 22, 2013 because IDE had failed to provide the required letters of credit and performance bonds as required under Articles 21.1 and 21.2, respectively, under the contract. Subsequently, on August 9, 2013, PEMEX notified the Company that it terminated these contracts due to the Company’s default.

Consolidated Results of Operations

(Dollars in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Statement of Operations Data:
Revenue:
Products	$14,124	59.6%	$69,319	80.5%	$41,552	65.4%	126,996	78.5%
Services	9,555	40.4%	16,824	19.5%	22,018	34.6%	34,699	21.5%
Total revenue	23,679	100.0%	86,143	100.0%	63,570	100.0%	161,695	100.0%

Cost of goods sold and services:
Products	9,876	69.9%	62,994	90.9%	31,925	76.8%	126,863	99.9%
Services	7,468	78.2%	12,359	73.5%	15,583	70.8%	24,982	72.0%
Total cost of goods sold and services	17,344	73.2%	75,353	87.5%	47,508	74.7%	151,845	93.9%

Selling, general and administrative expense	6,670	28.2%	7,610	8.8%	14,180	22.3%	13,621	8.4%
Depreciation and amortization expense	523	2.2%	474	0.6%	1,128	1.8%	845	0.5%
Income from operations	(858)	(3.6)%	2,706	3.1%	754	1.2%	(4,616)	(2.9)%

Other (income) expense:
Interest expense	1,143	4.8%	229	0.3%	2,292	3.6%	433	0.3%
Other income	(199)	(0.8)%	(103)	(0.1)%	(459)	(0.7)%	(129)	(0.1)%
Income (loss) before income taxes	(1,802)	(7.6)%	2,580	3.0%	(1,079)	(1.7)%	(4,920)	(3.0)%
Income taxes (benefit):
Current	106	0.4%	(21)	(0.0)%	192	0.3%	-	0.0%
Deferred	(528)	(2.2)%	819	1.0%	(249)	(0.4)%	(1,708)	(1.1)%
Total income taxes (benefit)	(422)	(1.8)%	798	0.9%	(57)	(0.1)%	(1,708)	(1.1)%
Net income (loss)	$(1,380)	(5.8)%	$1,782	2.1%	$(1,022)	(1.6)%	$(3,212)	(2.0)%

Except for the components of cost of goods sold and services, the percentages above represent line item values expressed as a percentage of total revenue. For the components of cost of goods sold and services, the percentages represent cost of goods sold and services related to products and services expressed as a percentage of revenue for products and services, respectively.

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Revenues

Revenues were $23.7 million and $86.1 million for the second quarter of 2013 and 2012, respectively, a decrease of $62.5 million or 73%. This decrease was driven by a $55.2 million decrease in products revenue and a $7.3 million decrease in services revenue. This significant decrease in products revenue was primarily driven by a $58.0 million decrease in complete rig product revenues, due to fewer contracts entered into in the second quarter of 2013 versus the comparable 2012 quarter, partially offset by a $2.1 million increase in fabrication revenue.

Cost of Sales

Cost of Sales were $17.3 million and $75.4 million for the second quarter of 2013 and 2012, respectively, a decrease of $58.1 million or 77%. This decrease was primarily driven by the $62.5 million decrease in revenues as noted above. As a percent of revenue, cost of sales were 73.2% of revenue in the second quarter of 2013 versus 87.5% of revenue in the comparable 2012 quarter. The decrease in cost of sales as a percentage of revenue was due to improved margins in both revenue segments. For the quarter ended June 30, 2013, Products margins improved to 30.1% of revenue versus 9.1% of revenue in the comparable 2012 quarter. This improvement was due to the company’s efforts at implementing lean manufacturing in the production of complete rigs. For the quarter ended June 30, 2013, Services margins declined to 21.8% of revenue versus 26.5% of revenue in the comparable 2012 quarter. The reduction in margin was due principally to reduced revenues and related absorption of overheads.

Selling, General and Administration Expenses

Selling, general and administration expenses were $6.7 million and $7.6 million for the second quarter of 2013 and 2012 respectively, a decrease of $0.9 million. This decrease was primarily due to $1.4 million of reduction in salary and burden expenses, partially offset by $0.7 million of higher professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million in the second quarter of 2013 and in the comparable 2012 quarter.

Income (Loss) from Operations

Loss from operations was $0.9 million in the second quarter of 2013, compared to operating income of $2.7 million in the second quarter of 2012. The $3.6 million decrease primarily resulted from $4.6 million loss of gross margin in the 2013 second quarter versus the comparable 2012 quarter, partially offset by $0.9 million of reduced selling, general and administrative expenses as noted above. The decrease in gross margin was primarily due to reduced revenues.

Other (Income) Expense and Income Taxes

Total other expense was $0.9 million and $0.1 million in the second quarters of 2013 and 2012, respectively. Interest expense was $1.1 million and $0.2 million in the second quarter of 2013 and 2012 respectively, an increase of $0.9 million. This increase in interest expense was principally due to substantially higher debt levels in the second quarter of 2013. Other income was $0.2 million in the 2013 second quarter versus other income of $0.1 million in comparable 2012 quarter.

Income tax expense (credits) was $(0.4) million and $0.8 million in the second quarter of 2013 and 2012, respectively. After adjusting for temporary and permanent income tax items, the income tax expense represented effective tax rates on income before income taxes of 23.4% in 2013 and 30.9% in 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Revenues were $63.6 million and $161.7 million for the first six months of 2013 and 2012, respectively, a decrease of $98.1 million or 61%. This decrease was driven by a $85.4 million decrease in products revenue and a $12.7 million decrease in services revenue. This significant decrease in products revenue was driven by a $91.4 million decrease in complete rig product revenues due to fewer contracts entered into in the first six months of 2013 versus in the comparable 2012 period, partially offset by increases in electrical work ($3.3 million) and fabrication ($3.0 million).

Cost of Sales

Cost of Sales were $47.5 million and $151.8 million for the first six months of 2013 and 2012, respectively, a decrease of $104.3 million or 69%. This decrease was primarily driven by the $98.1 million decrease in revenues as noted above. As a percent of revenue, cost of sales were 74.7% of revenue in the first six months of 2013 versus 93.9% of revenue in the comparable period in 2012. The decrease in cost of sales as a percentage of revenue was due to improved margins in both revenue segments. For the six months ended June 30, 2013, Products margins improved to 23.2% of revenue versus 0.1% of revenue in the comparable 2012 six month period. This improvement was due to the company’s efforts at implementing lean manufacturing in the production of complete rigs. For the six months ended June 30, 2013, Services margins improved slightly to 29.2% of revenue versus 28.0% of revenue in the comparable 2012 six month period.

Selling, General and Administration Expenses

Selling, general and administration expenses were $14.2 million and $13.6 million for the first six months of 2013 and 2012, respectively, an increase of $0.6 million due to higher professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.1 million in the first six months of 2013 and $0.8 million in the comparable 2012 period.

Income from Operations

Income from operations was $0.8 million in the first six months of 2013, compared to operating loss of $4.6 million in the first six months of 2012. The $5.4 million increase primarily resulted from $6.2 million increase of gross margin, partially offset by $0.6 million increase in selling, general and administrative expenses and $0.3 million increase in depreciation expense. The increase in gross margin was primarily due to the company’s efforts at implementing lean manufacturing in the production of complete rigs.

Other (Income) Expense and Income Taxes

Total other expense was $1.8 million and $0.3 million in the first six months of 2013 and 2012, respectively. Interest expense was $2.3 million and $0.4 million in the first six months of 2013 and 2012, respectively, an increase of $1.9 million. This increase in interest expense was principally due to substantially higher debt levels in the first six months of 2013. Other income was $0.5 million in the first six months of 2013 versus other income of $0.1 million in comparable period in 2012.

Income tax expense (credits) was $(0.06) million and $(1.7) million in the first six months of 2013 and 2012, respectively. After adjusting for temporary and permanent income tax items, the income tax expense represented effective tax rates on income before income taxes of 5.3% in 2013 and 34.7% in 2012.

Segment Results of Operations

Quarter Ended June 30, 2013 Compared to Quarter Ended June 30, 2012

Electrical Products and Services segment

Electrical Products and Services segment revenues were $13.1 million and $28.0 million for second quarters of 2013 and 2012, respectively, a decrease of $14.8 million or 53%. This decrease was primarily driven by $9.1 million of lower intersegment sales and $4.7 million of decreased electrical revenues as a result of decreased customer demand. Electrical Products and Services segment profit was $2.4 million and $5.5 million for the 2013 second quarter and the comparable 2012 quarter, respectively, a decrease of $3.0 million or 55.7%. Segment profits were 18.5% of 2013 and 19.6% of 2012 second quarter respective segment revenues. The $3.0 million decrease in segment profits was primarily driven by significantly reduced revenue in the second quarter of 2013 versus the comparable period of 2012 as noted above.

Drilling Products and Services segment.

Drilling Products and Services segment revenue was $11.6 million and $68.2 million for the second quarters of 2013 and 2012, respectively, a decrease of $56.6 million, or 83%. Drilling Products and Services segment loss was $0.1 million in the second quarter of 2013 versus a segment profit of $0.9 million for the second quarter of 2012, a decrease of $1.0 million in the comparable quarters. Segment losses were 0.9% of segment revenues in the second quarter of 2013 versus a segment profit of 1.3% of segment revenues in the comparable 2012 second quarter. The decline in Drilling Products and Services segment profits was due to significantly lower revenues in the second quarter of 2013 versus the comparable 2012 quarter.

Six Months Ended June 30, 2013 versus Six Months Ended June 30, 2012

Electrical Products and Services segment.

Electrical Products and Services segment revenues were $31.9 million and $49.5 million for the first six months of 2013 and 2012, respectively, a decrease of $17.6 million or 35.5%. This decrease was primarily driven by $15.6 million of lower intersegment sales for the first six months of 2013. Electrical Products and Services segment profit was $6.2 million and $8.4 million for the 2013 first six months and the comparable period in 2012, respectively, a decrease of $2.2 million or 26.4%. Segment profits were 19.4% of 2013 and 17.0% of the 2012 first six months respective segment revenues. The $2.2 million decrease in segment profits was primarily driven by lower revenues.

Drilling Products and Services segment.

Drilling Products and Services segment revenue was $36.3 million and $132.5 million for the first six months of 2013 and 2012, respectively, a decrease of $96.2 million, or 72.6%. Drilling Products and Services segment profit was $1.0 million in the first six months of 2013 versus a segment loss of $5.7 million for the first six months of 2012, an increase of $6.6 million in the comparable periods. The 2013 first six months profit in Drilling Products and Services segment revenues was driven by improved margins on complete rigs.

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

Company Financing

As of June 30, 2013, we were not in compliance with the minimum liquidity, minimum EBITDA, and total leverage ratio covenants in our Revolving Facility and Term Facility. We are currently in discussions with both lenders of these facilities to amend our current credit agreements to address these covenants.

The Company believes it will be able to negotiate with the lenders to amend the Revolving Facility and the Term Facility. However, if the Company is unable to negotiate amendments, there can be no assurance that the Company would be able to find other lenders to refinance these agreements by their proposed 2014 maturity dates.

Cash Flows for the Second Quarter Ended June 30, 2013 and 2012

Net cash provided by operating activities was $7.6 million in the second quarter of 2013 as compared to net cash provided by operating activities of $0.7 million in the second quarter of 2012. The $6.9 million increase in cash provided by operating activities was primarily due to a $11.3 million increase in sources from working capital components offset by $3.2 million in lower net income and a $1.3 million decrease in deferred income taxes. The $11.3 million sources from working capital was primarily due to sources of $8.5 million of lower accounts receivable and higher customer advanced billings of 15.0 million. These two sources of working capital were offset by $13.4 million of higher inventory.

Capital expenditures were approximately $0.02 million and $0.3 million in the second quarter of 2013 and 2012, respectively.

The net cash used in financing activities, in the second quarter of 2013, was $8.8 million as compared to net cash provided by investing activities of $6.6 million in the second quarter of 2012.

As a result of the foregoing activities, in the second quarter of 2013, the Company’s cash decreased by $0.9 million as compared to an increase of cash of $6.9 million in the second quarter of 2012.

Cash Flows for the Six Months Ended June 30, 2013 and 2012

Net cash provided by operating activities was $4.1 million in the first six months of 2013 as compared to net cash used in operating activities of $8.8 million in the first six months of 2012. The $12.8 million increase in cash provided by operating activities was primarily due to a $8.8 million increase in sources from working capital components, $2.2 million in higher net income, and a $1.5 million increase in deferred income taxes. The $8.8 million reduction in working capital was primarily due to sources of $29.4 million of lower accounts receivable offset by $2.7 million of higher inventory and lower working capital liabilities of $18.1 million.

Capital expenditures were approximately $0.2 million and $0.9 million in the first six months of 2013 and 2012, respectively.

The net cash used in financing activities, in the first six months of 2013, was $4.6 million as compared to net cash provided by financing activities of $14.1 million in the first six months of 2012.

As a result of the foregoing activities, in the first six months of 2013, the Company’s cash decreased by $0.4 million as compared to a increase of cash of $4.3 million in the first six months of 2012.

Future Cash Requirements

As of June 30, 2013, we had current maturities of long-term debt of $33.0 million, cash and cash equivalents of $1.2 million, and $5.3 million available under our amended and restated $20.0 million revolving credit and security agreement.

Additionally, the Company is in a net working capital deficit position as of June 30, 2013.

Provided that we are successful in amending our existing credit agreements with our lenders, and based on our cash on hand and cash flow from operations, we believe that we will have the working capital resources necessary to meet our projected operational needs for fiscal year 2013 exclusive of the PEMEX liabilities, if any.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued guidance related to the financial statement presentation of an unrecognized tax benefit, a similar tax loss, or a tax credit carryforward exists. The new standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward unless certain circumstances exist. The standard is effective for us as of January 1, 2014, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are still in the process of integrating the Acquired Company, which we acquired on December 14, 2012, and which was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, into our overall internal control over financial reporting process.

part ii.

ITEM 1. LEGAL PROCEEDINGS

On May 6, 2013, Drillmec, Inc. filed a lawsuit in the 281st Judicial District Court in Harris County, Texas (Drillmec, Inc. v. Integrated Drilling Equipment Company, et. al.) against Integrated Drilling Equipment Company Holdings, Inc., Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company, Stephen D. Cope and SDC Management Services, LLC. Drillmec alleges that the defendants acquired Drillmec’s drawings and technical specifications through an unrelated bidding process for offshore drilling rigs. In the pleadings, Drillmec claims that the defendants used this proprietary information in connection with its successful bid for the PEMEX contracts and asserts causes of action for misappropriation of trade secrets, conversion, interference with prospective relations, conspiracy, unjust enrichment and unfair competition. Drillmec is seeking damages in the form of IDE’s actual profits from the PEMEX contracts and the development costs that Drillmec incurred in developing the proprietary information in question. This case is in the preliminary stages and the Company intends to defend this litigation vigorously.

ITEM 1A. RISK FACTORS

The Company is in default under its credit agreements and may not be able to renegotiate the terms of these agreements.

As of June 30, 2013, we were not in compliance with the minimum liquidity, minimum EBITDA, and total leverage ratio covenants in our Revolving Facility (as defined below) and Term Facility (as defined below). We are currently in discussions with both lenders of these facilities to amend the agreements to address these covenants. Accordingly, the Company has reclassified its debt and related debt issuance costs from non-current to current as of June 30, 2013.

The Company believes it will be able to negotiate with the lenders to amend the Revolving Facility and the Term Facility. However, if the Company is unable to negotiate amendments, there can be no assurance that the Company would be able to find other lenders to refinance these agreements.

The Company has received notices from PEMEX terminating its four purchase agreements for modular drilling units and may be liable for liquidated damages.

On August 9, 2013, the Company received notices from PEMEX Procurement International, Inc. (“PII”) (formerly Integrated Trade Systems, Inc.), an agent for PEMEX-Exploración y Producción (“PEMEX”) terminating its four purchase agreements for modular drilling units. The collective value of the four agreements was approximately $354.0 million. The Company is in discussions with PEMEX seeking to reinstate the purchase agreements. However, should the Company be unable to successfully reinstate the purchase agreements, PEMEX may seek liquidated damages in the amount of 12% of the purchase price of each of the modular drilling units, under the terms of the agreements.

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

On April 9, 2013, we amended the Term Facility and Revolving Facility to provide among other things, that the minimum liquidity covenants shall not be tested again until May 31, 2013.

As of June 30, 2013, we were not in compliance with the minimum liquidity, minimum EBITDA, and total leverage ratio covenants in our Revolving Facility and Term Facility. We are currently in discussions with both lenders of these facilities to amend the agreements to address these compliance issues.

ITEM 4. MINE SAFETY AND DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 9, 2013, the Company received notices from PEMEX Procurement International, Inc. (“PII”) (formerly Integrated Trade Systems, Inc.), an agent for PEMEX-Exploración y Producción (“PEMEX”) terminating the four purchase agreements for modular drilling units. The Company, through its subsidiaries Integrated Drilling Equipment LLC and IDE Perforación Mexico, S. de R.L. de C.V., entered into these four purchase agreements with PII, an agent for PEMEX, on March 22, 2013.

Pursuant to each purchase agreement, the Company was required to deliver to PII within 20 business days of signing the purchase agreement: (1) a stand-by letter of credit for 12% of the purchase price; and (2) a bond for 20% of the purchase price (together with the letter of credit, the “guarantees”).

The Company was unable to secure the necessary guarantees within the time period contemplated by the purchase agreements. Due to the inability to obtain the guarantees, PII terminated the purchase agreements pursuant to the terms of the purchase agreements.

The purchase agreements provide for liquidated damages in the amount of 12% of the purchase price of each of the modular drilling units.

The Company is in discussions with PEMEX seeking to reinstate the purchase agreements.

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

INTEGRATED DRILLING EQUIPMENT HOLDINGS CORP.

Dated: August 14, 2013	/s/ Stephen Cope
Stephen Cope Chief Executive Officer (Principal executive officer)

Dated: August 14, 2013	/s/ N. Michael Dion
N. Michael Dion Chief Financial Officer and Executive Vice President (Principal financial and accounting officer)

