Form 10-Q
period 2013-09-30
Integrated Drilling Equipment Holdings Corp
filed 2013-11-14
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 14, 2013, there were 8,685,700 shares of Company’s common stock issued and outstanding.

PART I.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking language, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “forecasts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. These forward-looking statements include any statements that are not statements of historical facts. These forward-looking statements are based on management’s current expectations, but actual results may differ materially due to various factors, including:

•	Our ability to comply with the covenants under our credit agreements and our ability to renegotiate the terms of these agreements if we are in default.

•	Impact of the termination of the PEMEX contracts and our potential liability for liquidated damages.

•	Our limited operating history and ability to generate consistent cash flows.

•	Our ability to maintain existing customers, generate new orders and timely deliver our products.

•	Our ability to manage anticipated growth, develop new products and services and integrate future acquisitions and joint ventures.

•	Trends in the oil and gas industry, including changes in oil and natural gas prices and consolidation in this industry.

•	Intense competition and availability and cost of materials, equipment and supplies.

•	Our ability to retain and compete for the services of management and highly-trained technical or trade personnel.

•	Instability in international economic and political conditions and severe weather.

•	Complying with U.S. laws and regulations while competing with foreign companies not subject to these laws and regulations.

•	Losses on fixed-price contracts or loss of any of our major customers.

•	Our ability to service our debt.

•	That the complexity of percentage-of-completion accounting and the fact that we may be required to recognize a charge against current earnings under these accounting rules.

•	Our officers, directors and principal stockholders, who hold a significant percentage of our stock, may have interests that are different or adverse to other stockholders.

•	Our ability to obtain additional financing and comply with restrictive covenants under our existing and future debt agreements.

•	That we may issue additional debt securities or otherwise incur substantial indebtedness.

•	Impact of litigation and the availability and cost of insurance.

•	Compliance with environmental laws and regulations.

•	Increased burdens of being a public company, including complying with the Sarbanes Oxley Act and the Dodd-Frank Act.

•	Lack of an active, liquid market for our common stock, which may impact our stock price, or we may issue additional equity securities.

•	Fluctuations in our quarterly operating reports.

•	Impact of qualifying as a controlled company and smaller reporting company.

•	Effect of anti-takeover provisions in our charter documents and Delaware law.

•	Our warrants may be amended or redeemed at a time that disadvantages warrant holders or our warrants may expire without any value.

•	Dilutive impact of registration rights granted to Empeiria Investors LLC, our sponsor, our officers and directors and other parties.

•	Other risks and uncertainties described from time to time in our filings with the Securities and Exchange Commission.

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

ITEM 1.          FINANCIAL STATEMENTS

Integrated Drilling Equipment Holdings Corp.
Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except share and par value)	September 30, 2013	December 31, 2012

Assets
Current assets
Cash and cash equivalents	$878	$1,602
Restricted cash	93	503
Accounts receivable, net	11,621	27,393
Inventories, net	7,488	12,339
Deferred financing costs, net	-	-
Deferred tax assets	-	1,036
Prepaid expenses and other current assets	304	1,041
Total current assets	20,384	43,914

Intangibles, net	3,493	4,429
Property, equipment and improvements, net	2,741	3,349
Deferred financing costs, net	2,125	3,012
Deferred tax assets	242	2,837
Deposits	91	91
Total assets	$29,076	$57,632

Liabilities and Stockholders’ Deficit
Current liabilities
Current maturities of long-term debt	$33,280	$600
Current portion of capital lease obligations	25	40
Trade accounts and other payables	14,733	23,712
Accrued liabilities	9,925	11,555
Deferred tax liabilities	242	-
Customer advanced billings and payments, and other	6,304	13,320
Total current liabilities	64,509	49,227

Long-term debt, less current maturities	-	36,810
Capital lease obligations, net of current	16	33
Total liabilities	64,525	86,070

Commitments and contingencies (Note 13)
Stockholders’ deficit
Common stock $0.0001 par value per share:
Authorized shares 100,000,000;
Issued shares 8,685,700 and 8,646,700, respectively	1	1
Accumulated deficit	(35,450)	(28,439)
Total stockholders’ deficit	(35,449)	(28,438)
Total liabilities and stockholders’ deficit	$29,076	$57,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2013	2012	2013	2012

Revenue
Products	$8,014	$58,420	$49,566	$185,416
Services	7,662	18,256	29,680	52,955
Total revenue	15,676	76,676	79,246	238,371

Cost of goods sold and services
Products	5,449	50,444	37,374	177,307
Services	5,001	9,497	20,584	34,479
Total cost of goods sold and services	10,450	59,941	57,958	211,786

Selling, general and administrative expense	5,521	8,949	19,701	22,570
Depreciation and amortization expense	516	525	1,644	1,370
Income (loss) from operations	(811)	7,261	(57)	2,645

Other (income) expense
Interest expense	1,553	309	3,845	742
Other income	(579)	(22)	(1,038)	(151)
Income (loss) before income taxes	(1,785)	6,974	(2,864)	2,054

Income taxes (benefit)
Current	82	62	274	62
Deferred	4,122	2,533	3,873	825
Total income taxes (benefit)	4,204	2,595	4,147	887
Net income (loss)	$(5,989)	$4,379	$(7,011)	$1,167

Weighted average shares outstanding:
Basic	8,685,700	5,575,671	8,677,843	5,575,671
Diluted	8,827,849	5,575,671	8,820,098	5,575,671

Earnings (loss) per share:
Basic	$(0.69)	$0.79	$(0.81)	$0.21
Diluted	$(0.68)	$0.79	$(0.79)	$0.21

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(unaudited)

	Shares Issued		Stock		Accumulated	Total Stockholders’
(in thousands, except share data)	Common	Preferred	Common	Preferred	Deficit	Deficit
Balances at December 31, 2011	5,575,671	-	$-	$-	(5,948)	(5,948)

Net Loss	-	-	-	-	1,167	1,167

Balances at September 30, 2012	5,575,671	-	$-	$-	$(4,781)	$(4,781)

Balances at December 31, 2012	8,646,700	-	1	-	(28,439)	(28,438)

Net Loss	-	-	-	-	(7,011)	(7,011)

Issuance of common shares in exchange for warrants	39,000	-	-	-	-	-

Balances at September 30, 2013	8,685,700	-	$1	$-	$(35,450)	$(35,449)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2013	2012

Operating activities
Net income (loss)	$(7,011)	$1,167
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization expense	1,644	1,370
Deferred income tax (benefit)	3,873	825
Provision for bad debts	68	-
Amortization of deferred financing costs	887	125
Loss on sale of fixed assets	56	-
Change in warrant valuation	(1,027)	-
Paid-in-kind interest expense	303	-
Changes in operating assets and liabilities
Trade accounts receivable	15,703	(4,917)
Inventories	4,851	14,861
Other current assets	737	257
Trade accounts and other payables	(8,979)	11,638
Accrued liabilities	(602)	3,350
Customer advanced billings and payments	(7,016)	(39,781)
Net cash provided by (used in) operating activities	3,487	(11,105)

Investing activities
Capital expenditures for intangibles	-	(1,577)
Capital expenditures for property, equipment and improvements	(196)	(1,021)
Proceeds from sales of property, equipment and improvements	40	-
Decrease (increase) in restricted cash	410	(464)
Increase in deposits	-	(11)
Net cash provided by (used in) investing activities	254	(3,073)

Financing activities
Issuance of long-term debt	85,715	29,000
Repayments of long-term debt	(90,148)	(16,997)
Payment of capital lease	(32)	(30)
Net cash provided by (used in) financing activities	(4,465)	11,973
Decrease in cash and cash equivalents	(724)	(2,205)
Cash and cash equivalents
Beginning of period	1,602	4,129
End of period	$878	$1,924

Noncash activity
Property and equipment acquired through capital leases	$-	$43
Interest paid-in-kind	303	-

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

On December 14, 2012, Integrated Drilling Equipment Holdings Inc. completed a merger (the “Merger”) with Empeiria Acquisition Corp. (“EAC”). The Merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, for accounting and financial purposes, EAC was treated as the acquired company, and IDE was treated as the acquiring company. Accordingly, historical financial information for periods and dates prior to December 14, 2012, include information for IDE only.

2.	Company Financing

On December 14, 2012, Integrated Drilling Equipment Holdings Corp., a Delaware corporation (the “Company”), Integrated Drilling Equipment, LLC and Integrated Drilling Equipment Company Holdings, LLC (collectively with the Company, the “Borrowers”) entered into a term loan and security agreement with Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P., as lenders, and Elm Park Capital Management, LLC, as administrative agent (the “Term Loan Agreement”). The Term Loan Agreement provided for a $20.0 million four year senior secured second-lien term loan facility (as amended, the “Term Facility”).

On December 14, 2012, the Borrowers also entered into an amended and restated revolving credit and security agreement with PNC Bank, National Association, as administrative agent and the initial lender (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a $20 million committed asset-based revolving credit facility, with a sublimit for letters of credit (as amended, the “Revolving Facility”).

As of September 30, 2013, the Company was not in compliance with the minimum liquidity, minimum EBITDA and total leverage ratio covenants under the Revolving Facility and Term Facility.

On October 17, 2013, the Borrowers entered into the Second Amendment to the Term Facility and the Second Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of the Term Facility from December 14, 2016 to September 30, 2014 and the maturity date of the Revolving Facility from June 30, 2016 to March 31, 2014, (2) delete (a) the net worth financial covenant, (b) the fixed charge coverage ratio, (c) the minimum liquidity test and (d) the total leverage ratio and (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant. As a result of the accelerated payment dates of each facility, the outstanding balances of each are classified as current as of September 30, 2013.

In connection with the amendments described above, the Borrowers are required to (1) implement and comply with a cost reduction plan and (2) obtain (a) purchase orders or contracts with a value of not less than $28.0 million for the design, manufacture or servicing of one or more drilling rigs by October 31, 2013 or (b) at least $1.0 million in proceeds from the issuance of preferred stock by November 14, 2013. An event of default will occur under both the Term Facility and Revolving Facility if the Borrowers are unable to satisfy one of these requirements. As of October 1, 2013, the Company has implemented and is in compliance with the cost reduction plan. In addition, as of November 14, 2014, the Company has received net cash proceeds from a preferred stock investment in an aggregate amount of $1.0 million. As a result of the foregoing events, the Company is in compliance with the terms of its credit agreements.

In the event of an acceleration of amounts due under its debt facilities as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness, which would have a material adverse effect on its business, prospects and financial condition and raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company was unable to secure the necessary guarantee obligations within the time period contemplated by the purchase agreements.  On June 14, 2013, PEMEX notified IDE that they were in default of its guarantee obligations under the contracts signed on March 22, 2013 because IDE had failed to provide the required letters of credit and performance bonds within the time period as required under Articles 21.1 and 21.2, respectively, under the contract.  Subsequently, on August 9, 2013, PEMEX notified the Company that it terminated these purchase agreements due to the Company’s default.

As a result of their decision to exercise its right to terminate the purchase agreements, under the terms of the agreements, PEMEX may seek liquidated damages from the Company in the amount of 12% of the purchase price of each of the modular drilling units.  As of September 30, 2103, no provision has been made for any potential liability that could arise should PEMEX seek liquidating damages as a result of the terminated purchase agreements.

4.	Accounts Receivable

Accounts Receivable consists of the following (in thousands):

	September 30, 2013	December 31, 2012

Trade Accounts Receivable	$7,389	$15,694
Unbilled revenue and other	4,858	12,318
Less: Allowance for doubtful accounts	(626)	(619)
	$11,621	$27,393

5.	Uncompleted Contracts

Costs, estimated earnings and billings on uncompleted contracts are summarized below (in thousands):

	September 30, 2013	December 31, 2012

Costs incurred on uncompleted contracts	$21,051	$133,010
Earned margin	3,176	23,497
Earned revenue	24,227	156,507
Less: Billings to date	26,182	156,120
	$(1,955)	$387
Included in the accompanying balance sheets under the following captions:
Accounts receivable	$4,289	$11,871
Customer advanced billings and payments	(6,244)	(11,484)
	$(1,955)	$387

6.	Inventories

Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012

Raw materials and finished goods	$5,911	$7,127
Work in process	1,777	5,412
Reserve	(200)	(200)
	$7,488	$12,339

7.	Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2013	December 31, 2012

Rig technology and product design	$5,785	$5,786
Less: Accumulated amortization	(2,292)	(1,357)
	$3,493	$4,429

Amortization expense for the nine months ended September 30, 2013 and 2012 amounted to $935 thousand and $575 thousand, respectively.

8.	Property, Equipment and Improvements

Property, Equipment and Improvements, including capital leases, consists of the following (in thousands):

	September 30, 2013	December 31, 2012

Machinery and equipment	$3,133	$3,067
Leasehold improvements	4,544	4,544
Assets under capital leases	146	146
Less: Accumulated depreciation	(5,082)	(4,408)
	$2,741	$3,349

Depreciation expense relating to machinery and equipment and leasehold improvements for the nine months ended September 30, 2013 and 2012 amounted to $679 thousand and $476 thousand, respectively.

Depreciation expense relating to capital leases for the nine months ended September 30, 2013 and 2012 amounted to $30 thousand and $19 thousand, respectively.

9.	Debt and Redeemable Preferred Stock

Debt and redeemable preferred stock consisted of the following (in thousands):

	September 30, 2013		December 31, 2012
	Short-Term	Long-Term	Short-Term	Long-Term
$2.5 million redeemable preferred stock (1)	$2,500	$-	$-	$2,500
$20.0 million revolving credit facility (2)	10,757	-	-	14,890
$20.0 million credit agreement (3)	20,023	-	600	19,420
Total debt and redeemable preferred stock	$33,280	$-	$600	$36,810

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

(2)
$20.0 million revolving credit facility which expires on March 31, 2014, as amended on October 17, 2013 (see Note 2). Borrowings under this revolving credit facility bear interest at a rate determined by the lending institution, with a minimum rate of 1.5%. The interest rate at September 30, 2013 and 2012 was 4.75%. Additionally, the lender assesses a “Lenders fee” of 0.375% on the unused portion of the Revolving Facility. The Company is jointly and severally liable for the obligations owing under the Revolving Facility and any future subsidiaries of the Company shall be required to guarantee the payment and performance of the obligations of the Company under the Revolving Facility. The Revolving Facility is secured, subject to certain permitted liens, on a first priority basis by a security interest in substantially all of the Company’s tangible and intangible assets.

(3)
$20.0 million credit agreement matures on September 30, 2014, as amended on October 17, 2013 (see Note 2). Loans under this credit agreement bear interest, at the Borrowers' option, at a rate equal to the adjusted LIBOR rate or an alternate base rate, in each case, subject to a floor and a spread. As of September 30, 2013, this cash interest rate is 12%. In addition to the cash interest rate, all loans bear an additional paid-in-kind (PIK) interest at a rate of 2% per annum. The Company is jointly and severally liable for the obligations under the Term Facility and any future subsidiaries of the Company will be required to guarantee the payment and performance of the obligations of the Company under the Term Facility. The Term Facility is secured, subject to certain permitted liens, on a second priority basis by a security interest in substantially all of the Company's tangible and intangible assets.

10.	Defined Contribution Plans

The company has a 401k plan for eligible employees; however, during the nine months ended September 30, 2013 and 2012 we did not make any contributions to the plan.

11.	Income Taxes

The effective tax rate for the nine months ended September 30, 2013 and 2012 was 144.8% and 43.2%, respectively. The difference in the effective tax rates was primarily due to a valuation allowance recorded against deferred tax assets.  During the third quarter 2013, the Company recorded a non-cash charge to establish a valuation allowance of $4.6 million against its gross deferred tax assets of $5.2 million, mainly consisting of net operating loss carryforwards and deductible temporary differences in accordance with Accounting Standards Codification 740, Income Taxes (ASC 740-10-45-5).  The valuation allowance will be reduced when and if the Company determines it is more likely than not that there is sufficient positive evidence that the related deferred income tax assets will be realized.

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

The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of December 31, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Electrical (1)	$13,990	$25,450	$45,888	$74,903
Drilling (2)	2,057	58,485	38,368	190,975
Other/eliminations	(371)	(7,259)	(5,010)	(27,507)
Total revenues	15,676	76,676	79,246	238,371

Segment profit
Electrical	2,832	7,522	9,032	15,941
Drilling	(805)	3,918	112	(1,796)
Other/eliminations	(2,322)	(3,654)	(7,557)	(10,130)
Total segment profit	(295)	7,786	1,587	4,015

Depreciation and amortization expense	516	525	1,644	1,370
Interest expense	1,553	309	3,845	742
Interest income	-	-	-	-
Other	(579)	(22)	(1,038)	(151)
Income (loss) before income taxes	$(1,785)	$6,974	$(2,864)	$2,054

(1)
Includes $0.3 million and $7.3 million of intersegment transactions for the three months ended September 30, 2013 and 2012, respectively, and $4.8 million and $27.5 million of intersegment transactions for the nine months ended September 30, 2013 and 2012, respectively.

(2)	Includes $.05 million and $0.2 million of intersegment transactions for the three and nine months ended September 30, 2013. There were no intersegment transactions in 2012.

	September 30, 2013	December 31, 2012
Assets
Electrical	$92,046	$47,998
Drilling	72,959	39,464
Other/eliminations	(135,929)	(29,830)
Total assets	$29,076	$57,632

Capital expenditures
Electrical	$184	$765
Drilling	-	806
Other	12	269
Total capital expenditures	$196	$1,840

13.	Commitments and Contingencies

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

Restricted Cash

The Company has voluntarily set aside funds to be used for claims relating to its self-insured health benefit program. As of September 30, 2013, the company has restricted $93 thousand of cash to be used for this purpose.

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

The Company produced documents in response to discovery requests on September 30, 2013. This case is in the preliminary stages and too early to predict an outcome and therefore no provision has been recorded as of September 30, 2013, for any potential liability arising from this litigation.

14.	Earnings (loss) Per Share

The following tables (in thousands, except share and per share amounts) set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net income (loss)	$(5,989)	$4,379	$(7,011)	$1,167
Weighted average common shares	8,685,700	5,575,671	8,677,843	5,575,671
Basic income (loss) per share	$(0.69)	$0.79	$(0.81)	$0.21
Diluted:
Net income (loss)	$(5,989)	$4,379	$(7,011)	$1,167
Basic weighted average common shares	8,685,700	5,575,671	8,677,843	5,575,671
Potential common shares	142,149	-	142,255	-
Diluted weighted average common shares	8,827,849	5,575,671	8,820,098	5,575,671
Diluted income (loss) per share	$(0.68)	$0.79	$(0.79)	$0.21

15.	Subsequent Events

On October 31, 2013, the Company issued 124,217 common shares to TerraNova Capital Partners Inc. and its related parties to satisfy a $1.2 million obligation for financial advisory services provided to the Company in connection with the December 14, 2012 merger with Empeiria Acquisition Corp.

On November 14, 2013, the Company entered into a Stock Purchase Agreement (the “Series B Purchase Agreement”) with Empeiria Investors LLC (“EI”), pursuant to which EI purchased 5,000 shares of Series B Preferred Stock (the “Series B Preferred Shares”) at a price per share of $100 for aggregate proceeds to the Company of $0.5 million.

On November 14, 2013, the Company also entered into a Stock Purchase Agreement (the “Series C Purchase Agreement”) with Stephen D. Cope, pursuant to which Mr. Cope purchased 5,000 shares of Series C Preferred Stock (the “Series C Preferred Shares”) at a price per share of $100 for aggregate proceeds to the Company of $0.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, see Risk Factors in “Item 1A” in our Annual Report on Form 10-K for the year ended December 31, 2012 and in “Item 1A” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

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

The Company was unable to secure the necessary guarantee obligations within the time period contemplated by the purchase agreements.  On June 14, 2013, PEMEX notified IDE that they were in default of its guarantee obligations under the contracts signed on March 22, 2013 because IDE had failed to provide the required letters of credit and performance bonds within the time period as required under Articles 21.1 and 21.2, respectively, under the contract.  Subsequently, on August 9, 2013, PEMEX notified the Company that it terminated these contracts due to the Company’s default.

Consolidated Results of Operations

(Dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Statement of Operations Data:
Revenue:
Products	$8,014	51.1%	$58,420	76.2%	$49,566	62.5%	$185,416	77.8%
Services	7,662	48.9%	18,256	23.8%	29,680	37.5%	52,955	22.2%
Total revenue	15,676	100.0%	76,676	100.0%	79,246	100.0%	238,371	100.0%

Cost of goods sold and services:
Products	5,449	68.0%	50,444	86.3%	37,374	75.4%	177,307	95.6%
Services	5,001	65.3%	9,497	52.0%	20,584	69.4%	34,479	65.1%
Total cost of goods sold and services	10,450	66.7%	59,941	78.2%	57,958	73.1%	211,786	88.8%

Selling, general and administrative expense	5,521	35.2%	8,949	11.7%	19,701	24.9%	22,570	9.5%
Depreciation and amortization expense	516	3.3%	525	0.7%	1,644	2.1%	1,370	0.6%
Income from operations	(811)	(5.2)%	7,261	9.5%	(57)	(0.1)%	2,645	1.1%

Other (income) expense:
Interest expense	1,553	9.9%	309	0.4%	3,845	4.9%	742	0.3%
Other (income) expense	(579)	(3.7)%	(22)	(0.0)%	(1,038)	(1.3)%	(151)	(0.1)%
Income (loss) before income taxes	(1,785)	(11.4)%	6,974	9.1%	(2,864)	(3.6)%	2,054	0.9%
Income taxes (benefit):
Current	82	0.5%	62	0.1%	274	0.3%	62	0.0%
Deferred	4,122	26.3%	2,533	3.3%	3,873	4.9%	825	0.3%
Total income taxes (benefit)	4,204	26.8%	2,595	3.4%	4,147	5.2%	887	0.4%
Net income (loss)	$(5,989)	(38.2)%	$4,379	5.7%	$(7,011)	(8.8)%	$1,167	0.5%

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Revenues

Revenues were $15.7 million and $76.7 million for the third quarter of 2013 and 2012, respectively, a decrease of $61.0 million or 80%. This decrease was driven by a $50.4 million decrease in products revenue and a $10.6 million decrease in services revenue. This significant decrease in products revenue was primarily driven by a decrease in complete rig packages ($53.2 million) due to having entered into fewer contracts in the third quarter of 2013 versus the comparable 2012 quarter. This variance was partially offset by an increase in power systems ($2.9 million).

Cost of Sales

Cost of Sales were $10.5 million and $59.9 million for the third quarter of 2013 and 2012, respectively, a decrease of $49.5 million or 83%. This decrease was primarily driven by the $61.0 million decrease in revenues as noted above. As a percent of revenue, cost of sales were 66.7% of revenue in the third quarter of 2013 versus 78.2% of revenue in the comparable 2012 quarter. The decrease in cost of sales as a percentage of revenue was due to improved margins in the product revenue segment. For the quarter ended September 30, 2013, Products margins improved to 32% of revenue versus 13.7% of revenue in the comparable 2012 quarter. This improvement was due to the company’s efforts at implementing lean manufacturing in the production of complete rigs. For the quarter ended September 30, 2013, Services margins declined to 34.7% of revenue versus 48% of revenue in the comparable 2012 quarter. The reduction in margin was due principally to reduced revenues and related absorption of overhead costs.

Selling, General and Administration Expenses

Selling, general and administration expenses were $5.5 million and $8.9 million for the third quarter of 2013 and 2012 respectively, a decrease of $3.4 million. This decrease was primarily due to a reduction of $2.6 million in salary and burden related expenses and a reduction of $1.3 million in rental equipment, partially offset by an increase of $0.6 million in professional fees.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.5 million in the third quarter of 2013 and in the comparable 2012 quarter.

Income (Loss) from Operations

Loss from operations was $0.8 million in the third quarter of 2013, compared to operating income of $7.3 million in the third quarter of 2012. The $8.1 million decrease primarily resulted from a reduction in gross margin of $11.5 million in the 2013 third quarter versus the comparable 2012 quarter, partially offset by $3.4 million of reduced selling, general and administrative expenses as noted above. The decrease in gross margin was primarily due to reduced revenues.

Other (Income) Expense and Income Taxes

Total other expense was $1.0 million and $0.3 million in the third quarters of 2013 and 2012, respectively. Interest expense was $1.6 million and $0.3 million in the third quarter of 2013 and 2012 respectively, an increase of $1.2 million. This increase in interest expense was principally due to substantially higher debt levels in the third quarter of 2013 versus the comparable 2012 quarter. Other income was $0.6 million in the third quarter of 2013 versus other income of $0.02 million in the comparable 2012 quarter, primarily due to a change in warrant valuation.

Income tax expense was $4.2 million and $2.6 million in the third quarter of 2013 and 2012, respectively. During the third quarter of 2013, the Company recorded a non-cash charge to establish a valuation allowance of $4.6 million against our gross deferred tax assets of $5.2 million. The valuation allowance is calculated in accordance with the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.

Currently, the Company has a reduced backlog of complete rig contracts, which has created a greater degree of uncertainty that a sufficient level of future profitability will be generated to realize the deferred tax assets.  This, along with the losses incurred year to date, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Revenues were $79.2 million and $238.4 million for the first nine months of 2013 and 2012, respectively, a decrease of $159.1 million or 67%. This decrease was driven by a $135.9 million decrease in products revenue and a $23.3 million decrease in services revenue. This significant decrease in products revenue was driven by a $144.6 million decrease in complete rig product revenues due to fewer contracts entered into in the first nine months of 2013 versus the comparable 2012 period. This variance was partially offset by increases in power systems ($6.2 million) and fabrication ($4.2 million).

Cost of Sales

Cost of Sales were $58.0 million and $211.8 million for the first nine months of 2013 and 2012, respectively, a decrease of $153.8 million or 73%. This decrease was primarily driven by the $159.1 million decrease in revenues as noted above. As a percent of revenue, cost of sales were 73.1% of revenue in the first nine months of 2013 versus 88.8% of revenue in the comparable period in 2012. The decrease in cost of sales as a percentage of revenue was due to improved margins in both revenue segments. For the nine months ended September 30, 2013, Products margins improved to 24.6% of revenue versus 4.4% of revenues in the comparable 2012 period. This improvement was due to the company’s efforts at implementing lean manufacturing in the production of complete rigs. For the nine months ended September 30, 2013, Services margins decreased slightly to 30.6% of revenue versus 34.9% of revenue in the comparable 2012 period.

Selling, General and Administration Expenses

Selling, general and administration expenses were $19.7 million and $22.6 million for the first nine months of 2013 and 2012, respectively, a decrease of $2.9 million primarily due to a reduction of $3.3 million in salary and burden related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.6 million in the first nine months of 2013 and $1.4 million in the comparable 2012 period.

Income (Loss) from Operations

Loss from operations was $0.06 million in the first nine months of 2013, compared to operating income of $2.6 million in the first nine months of 2012. The $2.7 million decrease primarily resulted from a decrease in gross margin of $5.3 million, partially offset by $2.9 million decrease in selling, general and administrative expenses and $0.2 million increase in depreciation expense. The decrease in gross margin was primarily due to reduced revenues.

Other (Income) Expense and Income Taxes

Total other expense was $2.8 million and $0.6 million in the first nine months of 2013 and 2012, respectively. Interest expense was $3.8 million and $0.7 million in the first nine months of 2013 and 2012, respectively, an increase of $3.1 million. The increase in interest expense was principally due to substantially higher debt levels in the first nine months of 2013 versus the comparable period in 2012. Other income was $1.0 million in the first nine months of 2013 versus other income of $0.2 million in comparable period in 2012, primarily due to a change in warrant valuation.

Income tax expense was $4.1 million and $0.9 million in the first nine months of 2013 and 2012, respectively. During the third quarter of 2013, the Company recorded a non-cash charge to establish a valuation allowance of $4.6 million against our gross deferred tax assets of $5.2 million. The valuation allowance is calculated in accordance with the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.

Currently, the Company has a reduced backlog of complete rig contracts, which has created a greater degree of uncertainty that a sufficient level of future profitability will be generated to realize the deferred tax assets.  This, along with the losses incurred year to date, represented sufficient negative evidence to require a valuation allowance under the provisions of ASC 740. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Segment Results of Operations

Quarter Ended September 30, 2013 Compared to Quarter Ended September 30, 2012

Electrical Products and Services segment

Electrical Products and Services segment revenues were $14.0 million and $25.5 million for third quarters of 2013 and 2012, respectively, a decrease of $11.5 million or 45%. This decrease was primarily driven by $6.9 million of lower intersegment sales and $4.1 million of decreased electrical revenues as a result of decreased customer demand. Electrical Products and Services segment profit was $2.8 million and $7.5 million for the 2013 third quarter and the comparable 2012 quarter, respectively, a decrease of $4.7 million or 62.4%. Segment profits were 20.2% of 2013 and 29.6% of 2012 third quarter segment revenues. The $4.7 million decrease in segment profits was primarily driven by significantly reduced revenue in the third quarter of 2013 versus the comparable period of 2012 as noted above.

Drilling Products and Services segment.

Drilling Products and Services segment revenue was $2.1 million and $58.5 million for the third quarters of 2013 and 2012, respectively, a decrease of $56.4 million, or 96.5%. Drilling Products and Services segment loss was $0.8 million in the third quarter of 2013 versus a segment profit of $3.9 million for the third quarter of 2012, a decrease of $4.7 million in the comparable quarters. Segment losses were 39.1% of segment revenues in the third quarter of 2013 versus a segment profit of 6.7% of segment revenues in the comparable 2012 third quarter. The decline in Drilling Products and Services segment profits was due to significantly lower revenues in the third quarter of 2013 versus the comparable 2012 quarter.

Nine Months Ended September 30, 2013 versus Nine Months Ended September 30, 2012

Electrical Products and Services segment.

Electrical Products and Services segment revenues were $45.9 million and $74.9 million for the first nine months of 2013 and 2012, respectively, a decrease of $29.0 million or 38.7%. This decrease was primarily driven by $22.7 million of lower intersegment sales and $5.8 million of decreased electrical revenues as a result of decreased customer demand. Electrical Products and Services segment profit was $9.0 million and $15.9 million for the 2013 first nine months and the comparable period in 2012, respectively, a decrease of $6.9 million or 43.3%. Segment profits were 19.7% of 2013 and 21.3% of the 2012 first nine months respective segment revenues. The $6.9 million decrease in segment profits was primarily driven by lower revenues.

Drilling Products and Services segment.

Drilling Products and Services segment revenue was $38.4 million and $191.0 million for the first nine months of 2013 and 2012, respectively, a decrease of $152.6 million, or 79.9%. Drilling Products and Services segment income was $0.1 million in the first nine months of 2013 versus a segment loss of $1.8 million for the first nine months of 2012, an improvement of $1.9 million. The 2013 first nine months profit in Drilling Products and Services segment revenues was driven by improved margins on complete rigs.

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

On December 14, 2012, in connection with the closing of the Merger, we entered into a $20.0 million term loan and security agreement, amended and restated a $20.0 million revolving credit and security agreement and issued 25,000 shares of Preferred Stock for $2.5 million.

Company Financing

On December 14, 2012, the Company entered into a term loan and security agreement with Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P., as lenders, and Elm Park Capital Management, LLC, as administrative agent (the “Term Loan Agreement”). The Term Loan Agreement provided for a $20.0 million four year senior secured second-lien term loan facility (as amended, the “Term Facility”).

On December 14, 2012, the Borrowers also entered into an amended and restated revolving credit and security agreement with PNC Bank, National Association, as administrative agent and the initial lender (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a $20 million committed asset-based revolving credit facility, with a sublimit for letters of credit (as amended, the “Revolving Facility”).

On December 14, 2012, we also issued 25,000 shares of Preferred Stock for $2.5 million.

As of September 30, 2013, we were not in compliance with the minimum liquidity, minimum EBITDA, and total leverage ratio covenants in our Revolving Facility and Term Facility.

On October 17, 2013, we entered into the Second Amendment to the Term Facility and the Second Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of the Term Facility from December 14, 2016 to September 30, 2014 and the maturity date of the Revolving Facility from June 30, 2016 to March 31, 2014, (2) delete (a) the net worth financial covenant, (b) the fixed charge coverage ratio, (c) the minimum liquidity test and (d) the total leverage ratio and (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant. As a result of the accelerated payment dates of each facility, the outstanding balances of each are classified as current as of September 30, 2013.

In connection with the amendments described above, we are required to (1) implement and comply with a cost reduction plan and (2) obtain (a) purchase orders or contracts with a value of not less than $28.0 million for the design, manufacture or servicing of one or more drilling rigs by October 31, 2013 or (b) at least $1.0 million in proceeds from the issuance of preferred stock by November 14, 2013. An event of default will occur under both the Term Facility and Revolving Facility if we are unable to satisfy one of these requirements. As of October 1, 2013, the Company has implemented and is in compliance with the cost reduction plan. In addition, as of November 14, 2014, the Company has received net cash proceeds from a preferred stock investment in an aggregate amount of $1.0 million. As a result of the foregoing events, the Company is in compliance with the terms of its credit agreements.

In the event of an acceleration of amounts due under its debt facilities as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness, which would have a material adverse effect on its business, prospects and financial condition and raises substantial doubt about the Company’s ability to continue as a going concern.

Cash Flows for the Third Quarter Ended September 30, 2013 and 2012

Net cash used in operating activities was $0.6 million in the third quarter of 2013 as compared to net cash used in operating activities of $2.3 million in the third quarter of 2012. The $1.7 million decrease in cash used by operating activities was primarily due to a $10.4 million increase in sources from working capital components and $1.6 million increase in deferred income taxes, partially offset by $10.4 million in lower net income. The $10.4 million sources from working capital was primarily due to higher customer advanced billings  ($37.9 million), partially offset by uses from accounts payable ($9.7 million), accounts  receivable ($8.7 million), inventory ($7.3 million) and accrued liabilities ($1.8 million).

There were no capital expenditures in the third quarter of 2013 as compared to $0.2 million in the third quarter of 2012.

The net cash provided by investing activities, in the third quarter of 2013, was $0.1 million as compared to net cash used in investing activities of $2.0 million in the third quarter of 2012. The $2.1 million decrease in cash used by investing activities was primarily due to $1.3 million fewer intangible purchases, $.5 million decrease in restricted cash, and $0.2 million of decreased capital expenditures.

The net cash provided by financing activities, in the third quarter of 2013, was $0.2 million as compared to net cash used in financing activities of $2.2 million in the third quarter of 2012. The $2.3 million decrease in cash used by financing activities was primarily due to $9.1 million of increased debt borrowings, partially offset by $6.8 million of increased debt repayments.

As a result of the foregoing activities, in the third quarter of 2013, the Company’s cash decreased by $0.3 million as compared to a decrease of cash of $6.5 million in the third quarter of 2012.

Cash Flows for the Nine Months Ended September 30, 2013 and 2012

Net cash provided by operating activities was $3.5 million in the first nine months of 2013 as compared to net cash used in operating activities of $11.1 million in the first nine months of 2012. The $14.6 million decrease in cash used by operating activities was primarily due to a $19.3 million increase in sources from working capital components and $3.0 million increase in deferred income taxes, partially offset by $8.2 million in lower net income. The $19.3 million increase in sources from working capital was primarily due to higher customer advanced billings ($32.8  million), partially offset by uses  in inventory ($10.0 million) and accrued liabilities ($4.0 million).

Capital expenditures were approximately $0.2 million and $1.0 million in the first nine months of 2013 and 2012, respectively.

The net cash provided by investing activities, in the first nine months of 2013, was $0.3 million as compared to net cash used in investing activities of $3.1 million in the first nine months of 2012. The $3.3 million decrease in cash used by investing activities was primarily due to $1.6 million fewer intangible purchases, $.9 million decrease in restricted cash and $0.8 million of decreased capital expenditures.

The net cash used in financing activities, in the first nine months of 2013, was $4.5 million as compared to net cash provided by financing activities of $12.0 million in the first nine months of 2012. The $16.4 million decrease in cash provided by financing activities was primarily due to $73.2 million of  increased debt repayments, partially offset by $56.7 million of increased debt borrowings.

As a result of the foregoing activities, in the first nine months of 2013, the Company’s cash decreased by $0.7 million as compared to a decrease of cash of $2.2 million in the first nine months of 2012.

Future Cash Requirements

As of September 30, 2013, we had current maturities of long-term debt of $33.3 million, cash and cash equivalents of $0.9 million, and $5.8 million available under our amended and restated $20.0 million revolving credit and security agreement.

Additionally, the Company is in a net working capital deficit position as of September 30, 2013. The Company believes that its revenues will improve in the near term based on the outstanding quotes that we have with our existing and potentially new customers.  Should these increased revenues materialize, our net working capital deficit position will improve.  However, there can be no assurances that these outstanding quotes will materialize into executable contract orders.

We believe, as of November 14, 2013, that we will have the working capital resources necessary to meet our projected operational needs for fiscal year 2013 exclusive of the PEMEX liabilities, if any, based on our cash on hand and cash flow from operations.

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

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2013 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and such information is accumulated and communicated to management, including its principal executives and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are still in the process of integrating the Acquired Company, which we acquired on December 14, 2012, and which was previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, into our overall internal control over financial reporting process.

PART II.

ITEM 1.          LEGAL PROCEEDINGS

On May 6, 2013, Drillmec, Inc. filed a lawsuit in the 281st Judicial District Court in Harris County, Texas (Drillmec, Inc. v. Integrated Drilling Equipment Company, et. al.) against Integrated Drilling Equipment Company Holdings, Inc., Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company, Stephen D. Cope and SDC Management Services, LLC. Drillmec alleges that the defendants acquired Drillmec’s drawings and technical specifications through an unrelated bidding process for offshore drilling rigs. In the pleadings, Drillmec claims that the defendants used this proprietary information in connection with its successful bid for the PEMEX contracts and asserts causes of action for misappropriation of trade secrets, conversion, interference with prospective relations, conspiracy, unjust enrichment and unfair competition. Drillmec is seeking damages in the form of IDE’s actual profits from the PEMEX contracts and the development costs that Drillmec incurred in developing the proprietary information in question. The Company intends to defend this litigation vigorously. This case is in the preliminary stages and too early to predict an outcome and therefore no provision has been recorded as of September 30, 2013, for any potential liability arising from this litigation.

The Company produced documents in response to discovery requests on September 30, 2013.  This case is in the preliminary stages and the Company intends to defend this litigation vigorously.

ITEM 1A.   RISK FACTORS

The Company may be not able to comply with the covenants under its credit agreements causing a default and may not be able to renegotiate the terms of these agreements if the Company is in default.

As of September 30, 2013, we were not in compliance with the minimum liquidity, minimum EBITDA, and total leverage ratio covenants in our Revolving Facility and Term Facility. On October 17, 2013, we amended the Revolving Facility and Term Facility to address these covenants and the Company is currently in compliance with the terms of the amended credit agreements.

We may not be able to comply with the amended covenants under our Revolving Facility and our Term Facility.  An event of default will occur if we are unable to comply with the covenants.  If we are in default, we may be unable to negotiate amendments and/or waivers to our credit agreements. Additionally, there can be no assurance that the Company would be able to find other lenders to refinance these agreements.

In the event of an acceleration of amounts due under its debt facilities as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness, which would have a material adverse effect on its business, prospects and financial condition and raises substantial doubt about the Company's ability to continue as a going concern.

The Company has received notices from PEMEX terminating its four purchase agreements for modular drilling units and may be liable for liquidated damages.

On August 9, 2013, the Company received notices from PEMEX Procurement International, Inc. (“PII”) (formerly Integrated Trade Systems, Inc.), an agent for PEMEX-Exploración y Producción (“PEMEX”) terminating its four purchase agreements for modular drilling units. The collective value of the four agreements was approximately $354.0 million. As a result of their decision to exercise its right to terminate the purchase agreements, under the terms of the agreements, PEMEX may seek liquidated damages from the Company in the amount of 12% of the purchase price of each of the modular drilling units.  As of September 30, 2013, no provision has been made for any potential liability that could arise should PEMEX seek liquidating damages as a result of the terminated purchase agreements.

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

As of September 30, 2013, we were not in compliance with the minimum liquidity, minimum EBITDA, and total leverage ratio covenants in our Revolving Facility and Term Facility.

On October 17, 2013, we entered into the Second Amendment to the Term Facility and the Second Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of the Term Facility from December 14, 2016 to September 30, 2014 and the maturity date of the Revolving Facility from June 30, 2016 to March 31, 2014, (2) delete (a) the net worth financial covenant, (b) the fixed charge coverage ratio, (c) the minimun liquidity test and (d) the total leverage ratio and (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant.

In connection with the amendments described above, we are required to (1) implement and comply with a cost reduction plan and (2) obtain (a) purchase orders or contracts with a value of not less than $28.0 million for the design, manufacture or servicing of one or more drilling rigs by October 31, 2013 or (b) at least $1.0 million in proceeds from the issuance of preferred stock by November 14, 2013. An event of default will occur under both the Term Facility and Revolving Facility if we are unable to satisfy one of these requirements. As of October 1, 2013, the Company has implemented and is in compliance with the cost reduction plan. In addition, as of November 14, 2013, the Company has received net cash proceeds from a preferred stock investment in an aggregate amount of $1.0 million. As a result of the foregoing events, the Company is in compliance with the terms of its credit agreements.

ITEM 4.          MINE SAFETY AND DISCLOSURES

Not applicable.

ITEM 5.          OTHER INFORMATION

On November 14, 2013, the Company entered into a Stock Purchase Agreement (the “Series B Purchase Agreement”) with Empeiria Investors LLC (“EI”), pursuant to which EI purchased 5,000 shares of Series B Preferred Stock (the “Series B Preferred Shares”) at a price per share of $100 for aggregate proceeds to the Company of $0.5 million.

On November 14, 2013, the Company also entered into a Stock Purchase Agreement (the “Series C Purchase Agreement”) with Stephen D. Cope, pursuant to which Mr. Cope purchased 5,000 shares of Series C Preferred Stock (the “Series C Preferred Shares”) at a price per share of $100 for aggregate proceeds to the Company of $0.5 million.

The Series B Preferred Shares and the Series C Preferred Shares are not entitled to vote and are not convertible into shares of common stock of the Company. The Series B Preferred Shares will accrue cumulative dividends at a rate of 20% per annum and the Series C Preferred Shares will accrue cumulative dividends at a rate of 14% per annum. Interest on the Series B Preferred Shares and the Series C Preferred Shares will be payable only with additional shares of the same series of preferred stock. The Series B Preferred Shares and the Series C Preferred Shares will participate in any dividend as and when declared by the board of directors and paid to holders of shares of common stock of the Company, on a share-for-share basis. The shares will have a liquidation preference equal to the purchase price of the preferred stock plus all accrued and unpaid dividends at the date of liquidation.

At any time after the first anniversary of the date on which all indebtedness for borrowed money of the Company is repaid in full, the Company may redeem the Series B Preferred Shares and the Series C Preferred Shares on 15 days’ notice at a redemption price equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in the Company’s then-outstanding indebtedness. The Series B Preferred Shares and the Series C Preferred Shares will be subject to mandatory redemption on the date which is 181 days following the latest maturity date of any indebtedness of the Company outstanding on November 14, 2013.

For additional information regarding the rights and preferences of the Series B Preferred Shares and the Series C Preferred Shares, see the Certificate of Designation of Series B Preferred Stock filed as Exhibit 4.1 to this Quarterly Report on Form 10-Q and the Certificate of Designation of Series C Preferred Stock filed as Exhibit 4.2 to this Quarterly Report on Form 10-Q.

The Series B Preferred Shares and the Series C Preferred Shares issued are exempt from registration under the Securities Act pursuant to Section 4(a)(2) because the transactions did not involve public offerings.

ITEM 6.          EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit Number	Description
4.1*	Certificate of Designation of Series B Preferred Stock.
4.2*	Certificate of Designation of Series C Preferred Stock.
10.1
Second Amendment to Term Loan and Security Agreement between Integrated Drilling Equipment Holdings Corp., Integrated Drilling Equipment, LLC, and Integrated Drilling Equipment Company Holdings, LLC, and Elm Park Capital Management, LLC. as agent for the lenders, dated October 17, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 23, 2013).

10.2
Second Amendment to Amended and Restated Revolving Credit and Security Agreement between Integrated Drilling Equipment Holdings Corp. (formerly Empeiria Acquisition Corp.), Integrated Drilling Equipment, LLC and Integrated Drilling Equipment Holdings, LLC. and PNC Bank, National Association as agent for the lenders, dated October 17, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 23, 2013).

10.3*	Stock Purchase Agreement, dated as of November 14, 2013, by and between Integrated Drilling Equipment Holdings Corp. and Empeiria Investors LLC.
10.4*	Stock Purchase Agreement, dated as of November 14, 2013, by and between Integrated Drilling Equipment Holdings Corp. and Stephen D. Cope.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

INTEGRATED DRILLING EQUIPMENT HOLDINGS CORP.

Dated: November 14, 2013	/s/ Stephen Cope
Stephen Cope
Chief Executive Officer
(Principal executive officer)

Dated: November 14, 2013	/s/ N. Michael Dion
N. Michael Dion
Chief Financial Officer and Executive Vice President
(Principal financial and accounting officer)

-26-