Form 10-K
period 2013-12-31
Integrated Drilling Equipment Holdings Corp
filed 2014-04-16
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 28, 2013 was approximately $3.8 million.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of April 9, 2014 was 8,809,917.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “potential,” “projects,” “could,” “forecast,” “foresee,” “scheduled,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These statements are based on management’s belief and assumptions using currently available information, and expectations, as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide assurance that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	Our limited operating history and ability to generate consistent cash flows.
•	Our ability to maintain existing customers and timely deliver our backlog.
•	Our ability to manage anticipated growth, develop new products and services and integrate future acquisitions and joint ventures.
•	Trends in the oil and gas industry, including changes in oil and natural gas prices and consolidation in this industry.
•	Intense competition and availability and cost of materials, equipment and supplies.
•	Our ability to retain and compete for the services of management and highly-trained technical or trade personnel.
•	Instability in international economic and political conditions and severe weather.
•	Complying with U.S. laws and regulations while competing with foreign companies not subject to such laws and regulations.
•	Losses on fixed-price contracts or loss of any of our major customers.
•	Our ability to service our debt and pay dividends.
•	The complexity of percentage-of-completion accounting and the fact that we may be required to recognize a charge against current earnings under these accounting rules.
•	Our officers, directors and principal stockholders, who hold a significant percentage of our stock, may have interests that are different or adverse to other stockholders.
•	Our ability to obtain additional financing and comply with restrictive covenants under our existing and future debt agreements.
•	That we may issue additional debt securities or otherwise incur substantial indebtedness.
•	Impact of litigation and the availability and cost of insurance.
•	Compliance with environmental laws and regulations.
•	Increased burdens of being a public company, including complying with the Sarbanes Oxley Act and the Dodd-Frank Act.
•	Lack of an active, liquid market for our common stock, which may impact our stock price.
•	Fluctuations in our quarterly operating reports.

•	Impact of qualifying as a controlled company and smaller reporting company.
•	Effect of anti-takeover provisions in our charter documents and Delaware law.
•	Our warrants may be amended or redeemed at a time that disadvantages warrant holders or our warrants may expire without any value.
•	Dilutive impact of registration rights granted to Empeiria Investors LLC, our sponsor, our officers and directors and other parties.

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

PART I.

Item 1. Business

General

Empeiria Acquisition Corp. (“EAC”) was incorporated in Delaware in January 2011, for the purpose of acquiring one or more operating businesses or assets. On June 21, 2011, we completed our initial public offering. On October 19, 2012, we entered into a merger agreement (the “Merger Agreement”) with Integrated Drilling Equipment Company Holdings Inc., a Delaware corporation (“IDE”), and Stephen Cope, in his capacity as representative of IDE’s stockholders (the “Representative”). On December 14, 2012, we consummated the merger with IDE (the “Merger”).

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

On April 11, 2013, EAC changed its name to Integrated Drilling Equipment Holdings Corp.

We maintain an Internet website at www.ide-rig.com on which we intend to make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after these reports are electronically filed with, or furnished to, the Securities Exchange Commission (“SEC”). We also intend to provide access to the reports filed by our directors, executive officers and certain significant stockholders pursuant to Section 16 of the Securities Exchange Act of 1934 on our website. These materials are also available on the SEC’s website at www.sec.gov. Any materials we file with the SEC can be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The information contained on our website does not constitute part of this Annual Report on Form 10-K nor shall it be deemed incorporated by reference into this Annual Report on Form 10-K.

Our executive offices are located at 25311 I-45 North, Woodpark Business Center, Building 6, Spring, Texas 77380 and our telephone number at that location is (281) 465-9393.

The Merger

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

On December 14, 2012, we completed the transactions contemplated by the Merger Agreement (the “Closing”). At Closing, we issued 4,825,671 shares of common stock and paid $20.0 million in cash to the former IDE stockholders. We are holding 750,000 additional shares on behalf of the former IDE stockholders to satisfy any indemnification claims we may have under the Merger Agreement. Depending on the amount of the indemnification claims we may make, we will distribute the remaining 750,000 additional shares to the former IDE stockholders 18 months after December 14, 2012. The former IDE stockholders may also be entitled to receive an additional 5,250,000 shares of common stock that we hold, distributed ratably if our stock price exceeds $12.00, $13.50, $15.00 and $17.00 respectively before December 14, 2017, or if a change of control transaction occurs following the Merger that values the Company’s common stock at more than the stock price thresholds. For example, if our stock price exceeds $13.50 per share or if a change of control transaction occurs following the Merger that values the shares at more than $13.50 per share, the former IDE stockholders will receive 2,625,000 shares.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for more information regarding our financing transactions.

Business Overview

Based in Houston, Texas, we are an established manufacturer of drilling rigs and rig components and provider of rig refurbishment and reconfiguration services to contract drilling companies worldwide. Substantially all of our operations are conducted through our wholly owned subsidiary, IDE which has been in business since 1981. Our principal service and product offerings consist of:

•	Constructing new land rigs based on our designs or customizing rigs to customers’ specifications. We believe we are one of a small number of vertically-integrated land focused rig manufacturers in the United States.
•	Providing a range of extensive reconfiguration and refurbishment services for land rigs to repair and extend the useful life or to adapt rigs for different drilling environments (e.g., upgrade for horizontal/unconventional drilling, international use, cold weather use, etc.).
•	Providing offshore rig upgrade packages, refurbishment services and related components for existing offshore platforms.
•	Supplying, through our Integrated Electrical Control Systems division (“IEC”), automated controls and electrical systems for a wide range of land and offshore drilling rigs.
•	Providing engineered hydraulic rig solutions, including hydraulic power units and related components, for all rig functions.

Our customers are primarily land and offshore drilling contractors that operate globally. Our top customers include Nabors Industries, Inc., Lewis Energy Group, Sidewinder Drilling, Felderhoff Drilling, and Kenai Drilling Limited.

Our primary manufacturing operations are based at three facilities in Houston, Texas. The first facility is 53,000 square feet and includes a surrounding 30-acre rig yard used to manufacture and assemble new rigs as well as execute reconfiguration and refurbishment services. The second facility is approximately 50,000 square feet and is used by our IEC division to manufacture drilling rig electrical components and rig power systems. Our third facility is 12,000 square feet and is used by our hydraulics group. We also maintain a spare parts warehouse from where we ship parts worldwide, 24 hours a day, seven days a week.

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

Products and Services

We are a full service, vertically-integrated provider of services and products covering virtually all aspects of the design, manufacture, refurbishment, reconfiguration, assembly and testing and field servicing of land-based and offshore drilling rigs, rig parts, and rig control systems.

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

2007 by Petroleum Extension Service (PETEX®) of The University of Texas. All rights reserved.

Components manufactured and services provided by us and our IDE and IEC divisions include:

IDE	IEC
• Rig Fabrication	• Rig Power Systems	• Hydraulic Power Units
• Rig Construction/Rig Up	• AC and DC Drive Systems and MCC	• Other Rig Related Hydraulic Solutions
• Testing and Commissioning	• Electrical Rig Up	• System Integration
• Complete Mud Systems	• Engine Generators	• Hydraulic System Design
• Field Service	• Automation	• Testing
	• Controls/Sensors	• Rig Up/Support

We have a broad line of land-based drilling rigs as described below:

SPARTA.  The fast-moving, self-erecting rig, brand-named “SPARTA,” is our new rig design targeting drilling in situations in which numerous wells are drilled in fast succession and in geographically remote regions. The SPARTA is a 1,000 to 2,000 HP diesel-electric rig used for intermediate drilling depths at locations with limited or restricted local infrastructure. The SPARTA rig uses our hydraulics system to raise and lower the mast and rig floor without having to rely on heavy equipment. This is a self-contained drilling system developed in response to customer demand for rigs that require less support and are move-friendly. These rigs are ideal for conditions common in the rapidly developing North American shale oil and gas basins, where the local drilling support, such as roads, access, and heavy equipment, is insufficient for operators to move a rig. The SPARTA is designed to be transported in a limited number of highway loads and can be configured as an exploration rig or a development rig. Through December 31, 2013, we have manufactured and delivered 16 SPARTA rigs for five customers, and we delivered one additional SPARTA rig in the first quarter of 2014.

SEDS.  Our Standard, Self-Elevating Drilling System (“SEDS”) is a diesel-electric rig designed for conventional drilling sites, where rig moving equipment is readily available. This rig is based on established, proven designs and provides a cost-effective solution to conventional drilling applications due to its simplicity to rig up, disassemble, transport and operate. Our SEDS rigs can be manufactured with a broad range of options, from 1,000 HP to 3,000 HP, and can be designed to target drilling depths of up to 30,000 feet. The modular design can be custom-winterized to work in colder environments, such as the North American Rocky Mountains, or custom-fitted to work in warmer environments, such as the Middle East, Africa and South America. Through December 31, 2013, we have manufactured and delivered seven highly customized SEDS rigs for two customers. The SEDS design has also been modified for use as a helicopter rig, custom designed to be moved by helicopter from one remote drilling site to another in locations where access or infrastructure is limited. Target markets for our helicopter rig, which can be manufactured with a broad range of options and powered to target drilling depths from 8,500 feet to 20,000 feet, include the Amazonas region in South America and Papua New Guinea in Asia.

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

Year	Annual Change in Global Rig Fleet	Rigs Put Into Service By IDE(1)	VFD and SCR Control Systems Built by IEC Division
2003	525	—	8
2004	164	—	7
2005	396	—	8
2006	102	4	36
2007	72	12	14
2008	-242	4	28
2009	-272	13	5
2010	672	5	7
2011	241	4	14
2012	-249	22	16
2013	88	9	9
Total	1,497	73	152

Sources: Baker Hughes, Management.

(1)	Includes refurbished rigs, rig-ups and complete rig packages.

Offshore

We are actively pursuing opportunities in delivering complete modular offshore platform and tender assist rig packages, including fabrication, equipment installation, testing and commissioning. We are working on opportunities in Mexico, Russia, Nigeria, Alaska, and the Gulf of Mexico and building relationships with major shipyards to integrate our rig work with their hull work for jack-ups, barges and semisubmersibles.

Rig Services

We provide a comprehensive range of rig-related services, including rig refurbishment, rig reconfiguration, rig design, rig assembly or “rig up” and testing, and rig field service.

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

Field Services.  We provide drill site services such as diagnostic support, modification and repair services to rigs manufactured both by us and by others. Our service teams are based in Houston, Texas and Oklahoma City, Oklahoma. Our designs, repairs and retrofits integrate electrical systems and VFD control systems for a wide range of drilling rigs and also provide a comprehensive collection of services in support of our I-Drive VFD control system. For our field service business, we maintain a staff of mobile technicians who provide on-sight repair of rig control systems as well as remote diagnostics. This team is capable of handling a wide range of on-site electronic and power problems and typically can be deployed to any location within 24 hours. The I-Drive certified technicians are deployed worldwide for a variety of field modifications, from the update of an electronic drive system to the preparation of a drive for an alternate utilization.

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

AC/VFD Control Systems.  In 2007, we introduced our IEC Centurion Vari-Drive, a variable frequency drive (“VFD”) control system based on the latest digital technology and controls, and packaged two of our IEC Centurion Vari-Drive systems for a land-based drilling contractor operating in North America. Today, the IEC Centurion Vari-Drive system represents approximately 75% of control systems that we sell. Our Vari-Drive systems control large horsepower AC motors that are used to power many of the larger drilling machinery components. These AC/VFD systems were introduced to the offshore drilling industry in 1994 and have become more popular on land rigs, initially for controlling top drives, where lower weight and more precise rotational control over direct current systems was desirable, and, more recently, for controlling the drawworks and mud pumps. The key features of the IEC Centurion Vari-Drive are:

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

SCR or “DC” Control Systems.  We also produce a control system that controls and directs the electrical power to key rig components that are powered by large horsepower DC electric motors, including mud pumps, drawworks, rotary tables and top drives. We have expertise in designing, manufacturing, installing and integrating customized direct current silicon-controlled rectifier (“DC SCR”) control systems that monitor and control electrical power distribution from DC motors throughout the drilling rig. These control system are typically housed in a portable trailer, also known as the electrical control house, located near the rig’s substructure.

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

As of December 31, 2013, we employed 10 individuals in our sales and marketing department, which is based at our corporate headquarters in Houston, Texas. We also retain, on a case-by-case basis, independent sales agents who sell to countries around the world.

Customers

Most exploration and production companies do not own drilling rigs but instead rely on drilling contractors to supply the rigs and crews required to drill oil and gas wells. As a result, the principal customers for our products and services are drilling contractors.

We have an active customer base. Over the past three years, we have sold our products to over 150 unique customers. The number of customers has ranged from 75 to 100 individual customers during any year. Despite our range of customers, over 80% of our total sales are concentrated with our top five customers. During the year ended December 31, 2013, our five largest customers, Nabors Industries, Lewis Energy Group, Kenai Drilling Limited, Sidewinder Drilling and Felderhoff Drilling, accounted for 82% of our total sales. During the year ended December 31, 2012, our five largest customers, Nabors Industries, Sidewinder Drilling, Union Drilling, Lewis Energy Group and Pioneer Energy Services, accounted for 89% of our total sales.

Sales by Region

We sell our products and services throughout the world. We categorize our sales geographically based on the location to which our products are shipped or we have been informed they will be shipped or at which our services are performed. The geographical distribution of our revenue during the periods indicated was as follows:

	For the Year Ended December 31,
	2013	2012	2011
U.S. & Canada	99.5%	98.4%	79.7%
Mexico, Central & South America	0.2%	0.6%	15.5%
Europe, Russia & Asia	0.1%	0.5%	3.8%
North Africa & Middle East	0.2%	0.5%	0.8%
Other International	—	—	0.2%

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

We also have a research and development program related to instrument and measurement control systems. We spent approximately $0.1 million and $0.5 million on this program in fiscal 2013 and 2012 respectively.

Competition

The largest manufacturer in the drilling rig and drilling rig component industry is National Oilwell Varco, Inc. (“NOV”). Based in Houston, Texas, NOV generated approximately $11.6 billion in revenues in 2013 from designing, manufacturing, selling and servicing oil and gas drilling rigs, which amount accounted for approximately 51% of its total revenue. The majority of NOV’s revenue is from offshore rig packages. Because of the wide acceptance of NOV’s products by drilling contractors around the globe, we believe that NOV is able to price its products at a premium.

Other leading rig manufacturers include Aker Solutions ASA, a Norwegian provider of engineering and construction services and technology products, and Abbot Group/Bentec, a German manufacturer of mechanical and electrical components for land-based and offshore drilling rigs. Other key players in the global market include Baoji Oilfield Machinery Company Ltd. (“BOMCO”) and Honghua Group Ltd., which together dominate the land-rig manufacturing market in China. Due to cheaper labor and raw material costs, we believe both BOMCO and Honghua are able to price their products at a 30 to 40% discount to NOV’s prices. A number of smaller U.S.-based rig manufacturers compete across different rig types and regions. A few offer complete rig packages, such as Applied Machinery Corporation and TNT Crane & Rigging, Inc., but the majority of the larger service companies only offer specialized rig components. The major rig component manufacturers are Cameron International Corporation, Forum Energy Technologies, Inc., Oil States International Inc., and GE Oil & Gas. The global land rig manufacturing industry is comprised of hundreds of relatively small regional players, including some that we view as potential acquisition candidates.

In addition to the manufacturing-focused companies mentioned above, a number of land drillers manufacture complete rigs or rig components in-house, including Nabors Industries, Ltd., Patterson-UTI Energy, Inc. and Helmerich & Payne, Inc. These companies do not rely entirely on third-party service providers to fabricate and construct new-build rigs, although they frequently buy certain components from third-party suppliers or contract out some portion of the new-build process. For example, a company may manufacture top drives, floor wrenches, catwalks and rig control systems, but not manufacture or fabricate all the components necessary for a complete rig package. This provides us with an opportunity to manufacture and market additional components that are not within the drilling contractors’ manufacturing capabilities. These land drillers also typically do not manufacture or fabricate rigs for third-party customers or compete directly with our complete rig business.

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

Oil and natural gas prices rose to record levels in 2008. Prices began to decline in late 2008 in conjunction with the widespread economic recession. While the price of oil rebounded somewhat in 2009 and continued to rise throughout 2010 and 2011, the price of natural gas has remained depressed since 2009 largely due to discoveries of vast new natural gas resources in the U.S. During 2011, oil prices generally remained high due to increased demand, generally flattening international supply and geopolitical tensions. Gas prices trended upwards in the latter half of 2013 and continued to rise in early 2014. The price of natural gas as of March 3, 2014 was $6.70 per mmbtu.

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

The drilling industry is often segmented into the North American market and the international market. These markets share common exposure to the same macro environment, but also exhibit unique factors that drive the dynamics of each market. The dramatic growth in the development of unconventional shale and tight sand formations, primarily in North America, is placing increased demands on service equipment. In the U.S., 67% of the active land rigs, as of February 21, 2014, were drilling horizontal wells, the well path best suited to developing shale and tight sands, compared to 37% of the active land rigs five years ago, according to data from Baker Hughes. Horizontal wells are typically used in conjunction with hydraulic fracturing, which is used even more frequently as the number of fracturing stages increases.

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

Most oil and gas operators do not own their own rigs and instead rely on specialized land rig contractors to provide the rig and the crew. The industry is highly fragmented and highly dependent on the level of drilling activity. Globally, Nabors Industries, Ltd., Patterson-UTI Energy, Inc. and Helmerich & Payne, Inc.

are the three largest land drilling contractors by revenues, with reported 2013 revenues of $6.8 billion, $2.7 billion and $3.4 billion, respectively. Despite the fact that there are between 200 and 300 land drilling contractors in North America, the top six contractors account for 42% of the well starts according to RigData website’s annual data through April 2014. Internationally, most countries have no more than five to ten land drilling contractors in each country, not including the in-house drilling contractors of some national oil companies.

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

Land Drilling Rig Types

Mechanical	SCR/DC Electric	AC Electric
• The components of a mechanical rig are powered directly by its diesel engines	• Diesel engines generate DC power that is used to power the rig’s components	• The newest generation of land rigs are driven by AC power
• Still used to drill conventional wells, but demand is falling	• Up to six engines may be required to operate the rig	• AC power allows variable frequency drive (VFD)
• The majority of mechanical rigs cannot drill unconventional wells economically	• SCR rigs are a modernized subset of DC rigs that provide operators with more precise control over the DC power flow to the rig’s components	• The ability to digitally adjust the frequency of the power to the motor has led to increases in control, fewer downhole failures and cost savings to the operator
• Earlier generation rigs are now being scrutinized for retirement	• SCR-DC systems can accomplish stepless speeds when operating the drawworks, rotary table and mud pumps	• Hoisting speeds, rotary speeds and pump strokes can be adjusted

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

Increased capital spending by E&P companies.  U.S. exploration and drilling spending in 2014 is estimated at $250 billion, up 9.3% from last year according to Oil and Gas Journal, 3/4/2014. This increased level of spending is partly driven by the current and expected prices for oil and gas as well as the perceived stability and sustainability of those current and expected prices. Despite continuing macroeconomic concerns and the recent volatility in global commodity prices, expectations for worldwide growth remain favorable.

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

While we believe that these trends will benefit us, our markets may be adversely affected by industry conditions that are beyond our control. Any prolonged substantial reduction in oil and gas prices would likely affect oil and gas drilling and production levels and therefore would affect demand for the products and services provided by us. For more information on this and other risks to our business and the industry in which we operate, see Item 1A. Risk Factors.

Environmental Matters

We are subject to environmental laws and regulations concerning emissions to the air, discharges to waterways, and generation, handling, storage, transportation, treatment and disposal of waste materials. We are subject to other federal and state laws and regulations regarding health and safety matters. While we believe we are currently in compliance with applicable environmental and health and safety laws and regulations, these laws and regulations are constantly evolving, generally becoming more stringent and costing more to comply with, and it is impossible to predict whether compliance with these laws and regulations may have a material adverse effect on our business in the future.

Employees

As of December 31, 2013, we had approximately 278 permanent, full-time employees, located primarily in Houston, Texas. This includes (a) approximately 204 individuals employed in our IEC division, with 185 in Texas and 19 at a service location in Oklahoma, (b) approximately 58 employees employed by our Rig Up Services in Houston, Texas and (c) 16 employees in corporate offices and sales in Houston, Texas. Approximately 26 additional contract workers are employed for various roles primarily in Houston, Texas. We are not subject to any collective bargaining agreements. We believe we have good relations with our employees.

On April 7, 2014, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Stephen Cope, our Chief Executive Officer and a director, which settled any and all disagreements between the parties, including any claims arising from Mr. Cope’s employment agreement as it relates to his service as Chief Executive Officer of the Company. As part of the Settlement Agreement, Mr. Cope’s employment with the Company terminated on April 14, 2014, although he remains a director and Vice Chair of the Company.

Item 1A. RISK FACTORS

The nature of our business activities subjects us to certain hazards and risks. The following is a summary of some of the material risks relating to our business activities. These risks are not the only risks we face. Our business could also be affected by additional risks and uncertainties not currently known to us or that we currently deem to be immaterial. The occurrence of one or more of these events could significantly and adversely affect our business, prospects, financial condition, results of operations, cash flows and impair the Company’s ability to implement business plans or complete development activities as scheduled. In that case, the market price of the Company’s common stock could decline.

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

Substantially all of our operations consist of the business of IDE. As IDE’s operating history is limited, it may be difficult for you to evaluate our business. IDE commenced operations in some of its current lines of business in December 2008 when it acquired IEC Electrical Systems, which operates as its IEC division, and Advanced Rig Services, LLC (“ARS”). Accordingly, we are still in the early stages of the development of our business, which makes the evaluation of our business operations and prospects difficult. We are subject to the risks and difficulties frequently encountered by early stage companies. These risks and difficulties include:

•	Potential fluctuations in operating results and uncertain growth rates.
•	Concentration of revenues in a limited number of customers.
•	Limited history of selling fully integrated rig products.
•	Limited history of servicing the offshore drilling rig market.
•	Availability of candidate rigs that require refurbishment.
•	Dependence on the oil and gas industry for all of our revenue.
•	Ability to generate profits consistently from the delivery of our products and services.
•	Need to attract, train and retain qualified personnel.

Our international business operations expose us to potentially rapid changes in economic and political conditions and other risks inherent in operating internationally, which could result in a material adverse effect on our operations or financial condition.

Approximately 40%, 2% and 1% of our revenues classified as outside the United States in 2011, 2012 and 2013, respectively, based on the location to which our products are shipped or we have been informed will be shipped or at which our services are performed. We market our products and services in all of the significant oil and gas producing areas in the world. As a result, we are subject to the risks customarily related to international operations and investments in foreign countries. Risks associated with our international operations include:

•	Volatility in general economic, social and political conditions.
•	Renegotiation or nullification of existing contracts.
•	Foreign taxation, including changes in law or interpretation of existing law.
•	Attacks on property or personnel.
•	Restrictive action by local governments.
•	Foreign monetary policies.
•	Limitations on repatriation of earnings.
•	Travel limitations or operational problems caused by public health threats.
•	Extended payment terms and their related financing.
•	Terrorist acts, war and civil disturbances.

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

On August 9, 2013, we received notices from PEMEX Procurement International, Inc. (“PII”) (formerly Integrated Trade Systems, Inc.), an agent for PEMEX-Exploración y Producción (“PEMEX”) terminating its four purchase agreements for modular drilling units. The collective value of the four agreements was approximately $354.0 million. As a result of their decision to exercise their right to terminate the purchase agreements, under the terms of the agreements, PEMEX may seek liquidated damages from us in the amount of 12% of the purchase price of each of the modular drilling units. As of April 15, 2014, no provision has been made for any potential liability that could arise should PEMEX seek liquidating damages as a result of the terminated purchase agreements.

Our inability to deliver our products to customers on time could affect our future sales and profitability and our relationships with our customers.

The ability to meet customer delivery schedules for our products is dependent on a number of factors, including:

•	Access to the raw materials required for production.
•	An adequately trained and capable workforce.
•	Project engineering expertise for certain large projects.
•	Sufficient manufacturing plant capacity.
•	Appropriate planning and scheduling of manufacturing and personnel resources.

Our failure to deliver in accordance with customer expectations may harm our existing customer relationships and result in the loss of future business. Failure to deliver any backlog in accordance with expectations could also negatively impact our financial performance. In addition, the cancellation by our customers of existing backlog orders, as a result of an economic downturn or otherwise, could adversely affect our business.

If we are unable to successfully manage our anticipated future growth, we may not be able to maintain or increase our revenues and profitability and our business reputation could be harmed.

Past and future growth will continue to place significant demands on our management, financial and accounting systems, information technology systems, real estate and other components of our infrastructure. To meet our growth and related demands, we continue to invest in enhanced or new systems, including our accounting, billing and information technology systems. We may acquire or lease additional real estate to increase the number of rig pads we have available. In addition, we may need to hire additional personnel, particularly in our sales, marketing, professional services, finance, administrative and information technology groups. Our success will depend in part upon the activities of our current management team to effectively manage this growth and transition to being a public company. Our management will be required to devote considerable time to this process, which will reduce the time our management will have to implement our business and expansion plans.

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

To remain competitive in the market for oil field products and services, we must continue to develop new products and expand our service offerings. If we are not able to develop commercially competitive products in a timely manner or expand our service offerings in response to industry demands, our business and revenues will be adversely affected. Our ability to develop new products and expand services depends on, among other things, our ability to:

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

Acquisition Strategy. Our growth strategy includes the acquisition of, and formation of joint ventures with, additional manufacturers of drilling rigs, oilfield products and providers of services to the oil and gas industry, both domestically and internationally. We are currently considering a strategic transaction. Our ability to accomplish our acquisition strategy will depend upon a number of factors, including our ability to:

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

We have experienced difficulty complying with the restrictive covenants in our credit facilities. At December 31, 2012, we were in compliance with the restrictive covenants under our existing credit facilities. As of February 28, 2013, we were not in compliance with certain covenants of our existing credit facilities. On April 9, 2013, we amended both of our existing credit agreements and as of that date, we were in compliance with our credit facilities. As of June 30, 2013, we were not in compliance with certain covenants of our existing credit facilities. On October 17, 2013, we amended both of our existing credit agreements and as of that date, we are in compliance with our credit facilities. On March 31, 2014, we amended both of our existing credit agreements principally to extend the maturity dates on the respective debt instruments but also to modify the financial covenants. In the future, we may seek to amend existing or enter into new credit facilities. Our failure to comply with the restrictive covenants under our existing or future credit facilities could result in an event of default under such facilities, which, if not cured or waived, would give the lender the right to declare the debt immediately due and payable. In the event of an acceleration of amounts due under our debt facilities as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness, which would have a material adverse effect on our business, prospects and financial condition.

We derive a significant portion of our revenues from a small number of customers. The loss of any of our major customers may cause significant declines in our revenues.

We derive a significant portion of our revenues from a small number of customers. We may be unable to maintain and expand our current customer relationships. During 2013, our five largest customers by revenue represented approximately 82% of our total revenues. Our largest customer represented approximately 32% of our total revenues. While we expect to expand our client base in the future, in the near term we expect we will continue to depend on a relatively small number of customers for a significant portion of our sales volume and revenues. If we lose any of our major customers for any reason, including, for example, if our reputation declines, a customer materially reduces its orders from us, our relationship with one or more of our major customers deteriorates, or a major customer becomes insolvent or otherwise unable to pay for our products, our business and results of operations may be materially adversely affected.

We may lose money on fixed-price contracts.

A significant portion of our business consists of designing, manufacturing, selling and installing equipment for major projects on a fixed-price basis. Under these contracts, we are typically responsible for all cost overruns, other than the amount of any cost overruns resulting from requested customer revisions in order specifications. Our actual costs and any gross profit on these fixed-price contracts will often vary from the estimated amounts on which these contracts were originally based. This may occur for various reasons, including:

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

Our quarterly operating results may fluctuate significantly. Significant annual and quarterly fluctuations in our results of operations may be caused by, among other factors:

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

The loss of the services of one or more of our executive officers or key employees could harm our business. We are a small company that relies upon a few key employees to ensure our business operates efficiently.

Our success is dependent to a significant degree upon the business expertise and continued contributions of our senior management team. Because we are a small company, we believe the loss of key personnel would be more disruptive to us than it would be to a large, multinational manufacturer. While we currently have employment agreements with our senior executives, many of our employees could, with little or no prior notice, voluntarily terminate their employment with us at any time. We do not maintain key person life insurance on the life of any of our employees. The loss of the services of any of our senior officers, or an inability to attract and retain other qualified personnel, may adversely affect our business and prospects.

In addition, our senior management team may not be able to successfully manage our business as it grows larger. If they are unable to handle these increased responsibilities and we are unable to identify, hire and integrate new personnel, our business, results of operations and financial condition could suffer. Even if we are able to identify new personnel, the integration of new personnel into our business will inevitably occur over an extended period of time. During that time, the lack of sufficient senior management personnel could cause our results of operations to suffer as well as impact our growth and other operational initiatives.

Being a public company could place a strain on our management.

The requirements of being a public company could place a strain on our senior management team. We may hire additional persons to assist with investor relations or outsource this function, either of which will increase our costs. Further, management’s attention may be diverted from other business concerns, which could adversely affect our business. We have made changes and may need to make additional changes to our corporate governance, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Any failure to provide reliable financial reports or prevent fraud would harm our business and operating results and cause us to fail to meet our reporting obligations, which could cause our stock price to suffer.

Demand for our products and services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices.

Demand for our products and services is particularly sensitive to the level of exploration, development and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and speculation, and a variety of other factors that are beyond our control. The equity, credit and commodity markets have seen significant volatility since late 2008. Oil and natural gas prices rose to record levels in 2008 and then began to decline in late 2008 in conjunction with the widespread economic recession. The price of natural gas has remained depressed since 2009, largely due to discoveries of vast new natural gas resources in the U.S. Gas prices began increasing in the latter half of 2013 and continued to rise in early 2014. The price of natural gas as of March 3, 2014 was $6.70 per mmbtu. The price of oil and gas may continue to fluctuate in the near- and long-term. Any prolonged reduction in oil and natural gas prices may depress the immediate levels of exploration, development and production activity. Perceptions of longer-term lower oil and natural gas prices by oil and gas companies may result in the reduction or deferral of major expenditures given the long-term nature of many large-scale development projects. Lower levels of activity may result in a corresponding decline in the demand for our products and services that could have a material adverse effect on our revenue and profitability. Many factors affect the supply and demand for oil and natural gas and therefore influence the demand for our products and services, including:

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

We compete with the energy industry’s largest equipment and service providers, including, National Oilwell Varco, Inc. (“NOV”). NOV is the largest manufacturer in the industry and has reported segment revenues in 2013 of approximately $11.6 billion. Some of our competitors have substantially greater financial resources and larger operations than we do. In addition, some of these companies may be better able to compete because of their broader geographic dispersion, their product and service diversity or longer operting history. As a result, we could lose customers and market share to those competitors. These companies may also be better positioned to successfully manage downturns in the energy industry. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better prices, features, performance or other competitive characteristics than our products and services. Competitive pressures or other factors also may result in significant price competition that could harm our revenue and our business. We also face competition in our efforts to acquire other businesses.

The high cost or unavailability of materials, equipment, supplies and personnel could adversely affect our ability to execute our operations on a timely basis.

Our manufacturing operations are dependent on having sufficient raw materials, component parts and manufacturing capacity available to meet our manufacturing plans and customer demand at a reasonable cost while minimizing inventories. Our ability to effectively manage our manufacturing operations to meet these goals can have a significant impact on our business, including our ability to meet our manufacturing plans and revenue goals, control costs and avoid shortages of raw materials and component parts. Raw materials, component parts and equipment of particular concern include steel, copper, engine generator sets, drill pipe and electronic components. A lack of manufacturing capacity could result in increased backlog, which may limit our ability to respond to short lead-time orders or opportunities.

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

New regulations related to conflict-free minerals may force us to incur additional expenses and may materially adversely affect our financial condition and business operations.

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals (columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold), which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. The disclosure obligations are complex, and there is little formal guidance with respect to their application. These new disclosure obligations will require due diligence efforts to support our initial disclosure requirements effective in May 2015. We will incur costs associated with complying with such disclosure requirements, including costs associated with implementing new systems and processes and canvassing our supply chain to determine the source country of any conflict minerals incorporated in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. To the extent that the information that it receives from its suppliers is inaccurate or inadequate or its processes in obtaining that information do not fulfill the SEC's requirements, the Company could face both reputational and SEC enforcement risks. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

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

Future forecasts of earnings are inherently uncertain and subject to significant business, economic, financial, regulatory and competitive risks and uncertainties that could cause our actual results to differ materially from such forecasts.

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

As a “smaller reporting company,” we are able to provide simplified executive compensation disclosures in our filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that an independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting; and have certain other decreased disclosure obligations in our SEC filings, including, being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

We intend to list our common stock on the New York Stock Exchange (“NYSE”) or on the Nasdaq Stock Market (“Nasdaq”). Upon listing on either the NYSE or Nasdaq, we would expect to be a controlled company within the meanings of the NYSE or Nasdaq rules and, as a result, would qualify for, and intend to rely on, exemptions from certain corporate governance requirements that may not provide as many protections as those afforded to stockholders of other public companies.

Upon listing on either the NYSE or Nasdaq, we would expect to be a controlled company under the NYSE or Nasdaq rules. As a controlled company, we would be exempt from the provisions of the NYSE and Nasdaq rules requiring that (1) a majority of our board or directors consists of independent directors; (2) we have a nominating committee composed entirely of independent directors and governed by a written charter addressing the nominating committee’s purpose and responsibilities; and (3) we have a compensation committee composed entirely of independent directors with a written charter addressing the compensation committee’s purpose and responsibilities. We intend to use certain of these exemptions upon listing on either. the NYSE or Nasdaq and, as a result, our stockholders may not have the same protections as stockholders of companies that are subject to all of the NYSE or Nasdaq rules.

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

As of March 31, 2014, our Sponsor, officers and directors beneficially owned 6,046,895 shares (or 69%) of our issued and outstanding common stock. This ownership interest, together with any other acquisitions of our common stock (or warrants which are subsequently exercised), could allow our Sponsor, officers and directors to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. Our classified board as well as the concentration of ownership with our Sponsor, officers and directors may also have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock. The interests of our Sponsor, officers and directors and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.

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

We will likely redeem the Public Warrants if the market price of our common stock reaches $17.50 per share for the necessary trading period since doing so would allow us to decrease the dilutive effect of the Public Warrants. Redemption of the Public Warrants could encourage the warrant holders to exercise the Public Warrants, whether by paying the exercise price in cash or through a cashless exercise at a time when it may be disadvantageous for the holders to do so, to sell the Public Warrants at the then current market price when they might otherwise wish to hold the Public Warrants, or to accept the nominal redemption price, which, at the time the Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants. We expect most purchasers of our Public Warrants hold their securities through one or more intermediaries, and, consequently, you are unlikely to receive notice directly from us that the Public Warrants are being redeemed. If you fail to receive notice of redemption from a third party and your Public Warrants are redeemed for nominal value, you will have no recourse against us.

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

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which will generally serve for a term of two years, with only one class of directors being elected in each year. As a result, at any given annual meeting only half of the board of directors may be considered for election. Since our staggered board of directors may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our certificate of incorporation provides that our board of directors has the ability to designate the terms of any new series of preferred stock without stockholder approval.

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

Pursuant to a registration rights agreement, our Sponsor, officers and directors and their permitted transferees can demand that we register their shares of common stock. The registration rights will be exercisable with respect to such securities at any time commencing upon the date that such shares are released from transfer restrictions. Additionally, in connection with the Merger, we granted certain registration rights to former IDE stockholders and, in connection with entering into a common stock warrant agreement, we granted certain registration rights to Elm Park.

We will bear the entire cost of registering these securities. If such persons or entities exercise their registration rights in full, there will be an additional 8,134,671 shares of common stock and up to 142,484 shares of common stock issuable on exercise of warrants eligible for trading in the public market. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

As of December 31, 2013, we leased the following manufacturing, service, warehouse and administrative facilities:

Location	Description	Building Size	Lease Termination Date
Houston, Texas	Principal office of IDE – covered fabrication facility, rig yard and offices (used primarily by our drilling segment)	49,500 square feet of manufacturing/warehouse space and 3,500 square feet of office space	December 31, 2017(1)
Houston, Texas	Principal office of IEC – warehouse and office facilities (used primarily by our electrical segment)	40,500 square feet of manufacturing/warehouse space and 8,300 square feet of office space	February 14, 2017
Spring, Texas	Executive, sales, and finance offices	7,200 square feet of office space	December 31, 2017(1)
Houston, Texas	Principal offices of IDE Hydraulics – office and warehouse facilities (used primarily by our hydraulics group)	3,270 square feet of office space and 8,730 square feet of warehouse space	March 31, 2015
Oklahoma City, Oklahoma	IEC service and warehouse (used primarily by our electrical segment)	10,000 square feet of office/warehouse space	Month to month pending lease renewal

(1)	This facility is currently owned by our Vice Chairman of our board of directors and former Chief Executive Officer, Stephen Cope, and his affiliates. See “Certain Relationships and Related Party Transactions — Leases and Lease Amendments.”

We believe that our facilities are suitable and adequate and that they have sufficient capacity to meet our current business requirements.

Item 3.	LEGAL PROCEEDINGS

On May 6, 2013, Drillmec, Inc. filed a lawsuit in the 281st Judicial District Court in Harris County, Texas (Drillmec, Inc. v. Integrated Drilling Equipment Company, et. al.) against Integrated Drilling Equipment Company Holdings, Inc., Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company, Stephen D. Cope and SDC Management Services, LLC. Drillmec alleges that the defendants acquired Drillmec’s drawings and technical specifications through an unrelated bidding process for offshore drilling rigs. In the pleadings, Drillmec claims that the defendants used this proprietary information in connection with our successful bid for certain PEMEX contracts and asserts causes of action for misappropriation of trade secrets, conversion, interference with prospective relations, conspiracy, unjust enrichment and unfair competition. Drillmec is seeking damages in the form of IDE’s actual profits from the PEMEX contracts and the development costs that Drillmec incurred in developing the proprietary information in question. We intend to defend this litigation vigorously.

We produced documents in response to discovery requests on September 30, 2013. This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of December 31, 2013, for any potential liability arising from this litigation.

On February 28, 2014, Sidewinder Drilling Inc. filed a lawsuit in the 269th Judicial District Court in Harris County, Texas (Sidewinder Drilling Inc. v. Oil County Engineering Services, LTD., HYCO Canada

U.L.C., and Integrated Drilling Equipment Company Holdings, Inc.). In the lawsuit, Sidewinder is seeking a judicial declaration that IDE is contractually responsible for all of the damages caused by the dropped mast on Rig 103 because “Delivery” of Rig 103 had not occurred at the time of the Rig 103 dropped mast incident. We intend to defend this litigation vigorously.

From time to time, we may be involved in other litigation matters arising in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party would have a material adverse effect on our business, financial condition or results of operation. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We have accruals for certain legal, environmental and self-insurance exposures.

Item 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, warrants and units are each traded on the OTC Bulletin Board under the ticker symbols IRIG, IRIGW, IRIGU, respectively. Our units commenced public trading on June 16, 2011, and our common stock and warrants commenced public trading on August 12, 2011.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our common stock, warrants and units as reported on the OTC Bulletin Board. These bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock		Warrants		Units
2013	Low	High	Low	High	Low	High
Fourth Quarter	$2.50	$4.05	$0.05	$0.10	$4.00	$4.00
Third Quarter	$2.50	$6.90	$0.10	$0.32	$4.00	$5.30
Second Quarter	$5.50	$8.75	$0.28	$0.45	$5.30	$10.50
First Quarter	$7.50	$10.02	$0.25	$0.38	$10.45	$10.50

	Common Stock		Warrants		Units
2012	Low	High	Low	High	Low	High
Fourth Quarter	$10.00	$10.24	$0.15	$0.50	$10.12	$10.50
Third Quarter	$9.96	$10.08	$0.10	$0.165	$10.00	$10.25
Second Quarter	$9.85	$9.98	$0.10	$0.45	$10.01	$10.20
First Quarter	$9.75	$9.85	$0.25	$0.45	$10.20	$10.20

Holders

On March 31, 2014, there were 55 holders of record of our common stock, 1 holder of record of our warrants and 1 holder of record of our units.

Dividends

We have not paid any cash dividends on our common stock to date.

The payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and dependent upon our revenues and earnings, if any, capital requirements and general financial conditions. We presently intend to retain all earnings, if any, for use in our business operations.

Pursuant to the certificate of designation for our Preferred Stock, the holders of our Series A, B, and C Preferred Stock are entitled to receive, in preference to holders of our common stock, dividends that accrue at the rate of 16%, 20%, and 14%, respectively, per year. The dividends are payable in additional shares of Preferred Stock. These dividends are cumulative from the date that the Preferred Stock was issued, whether or not we have earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not such dividends are declared or paid.

In addition, our debt agreements contain restrictions on the payment of dividends. Our term loan and security agreement provides that we may not pay or make any distribution to our equity holders, subject to certain exceptions, until we have satisfied in full our obligations under the agreement and the agreement has been terminated. In the future, we may incur additional indebtedness, and our ability to declare dividends may be further limited by restrictive covenants that we may agree to in connection with such debt.

Recent Sales of Unregistered Securities

Shares of Common Stock and Units Issued to Our Sponsor and Our Initial Stockholders

On January 24, 2011, we issued 4,000,000 shares of common stock (the “Initial Shares”) to our Sponsor, an entity controlled by certain of our officers and directors, for $25,000 in cash, or $0.00625 per share. On May 2, 2011, our Sponsor sold, at cost, 1,000,000 Initial Shares to our officers and directors. On June 13, 2011, we effected a 0.75625-for-1 reverse split of our outstanding common stock, leaving our Sponsor, officers and directors with 3,025,000 Initial Shares. On June 15, 2011, we effected a 0.80331-for-1 reverse split of our outstanding common stock, leaving our Sponsor, officers and directors with 2,430,000 Initial Shares. The Initial Shares included 300,000 shares that were forfeited on July 29, 2011 when the underwriters in our initial public offering (“IPO”) did not exercise their over-allotment option in full.

On June 15, 2011, we completed a private placement of 390,000 units to our Sponsor (the “Placement Units”) for proceeds to us of $3.9 million. Each Placement Unit consisted of one share of common stock and one warrant to purchase one share of common stock at $11.50 per share (the “Placement Warrants”). The Placement Warrants became exercisable and transferable 30 days after the completion of our initial business transaction and could be exercised for cash or on a “cashless” basis at the holder’s option. On February 25, 2013, we entered into a Placement Warrant Exchange Agreement with our Sponsor (the “Placement Warrant Exchange Agreement”). Pursuant to this agreement, on February 25, 2013, we issued 39,000 shares of common stock (the “Warrant Cancellation Shares”) to our Sponsor in exchange for the cancellation of our Sponsor’s Placement Warrants.

The issuance of the Initial Shares, the Placement Units and the Warrant Cancellation Shares were exempt from registration pursuant to 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), because none of the transactions involved a public offering.

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

Preferred Stock

On December 14, 2012, we entered into a stock purchase agreement (the “Series A Purchase Agreement”) with our Sponsor pursuant to which our Sponsor purchased 25,000 shares of Series A Preferred Stock at a price per share of $100 for aggregate proceeds to the Company of $2.5 million.

On November 14, 2013, the Company entered into a Stock Purchase Agreement (the “Series B Purchase Agreement”) with our Sponsor, pursuant to which our Sponsor purchased 5,000 shares of Series B Preferred Stock at a price per share of $100 for aggregate proceeds to the Company of $0.5 million.

On November 14, 2013, the Company also entered into a Stock Purchase Agreement (the “Series C Purchase Agreement”) with Stephen D. Cope, who at the time was our Chief Executive Officer and a director, pursuant to which Mr. Cope purchased 5,000 shares of Series C Preferred Stock at a price per share of $100 for aggregate proceeds to the Company of $0.5 million.

Each issuance of shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock was exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering.

Elm Park Warrants

On December 14, 2012, we (the “Borrowers”) entered into a term loan agreement, which provides for a $20.0 million four year senior secured second-lien term loan facility (the “Term Facility”). As consideration for the Term Facility, on December 14, 2012, we issued to Elm Park U.S. and Elm Park Canada, the lenders under such facility, warrants (the “Elm Park Warrants”) to purchase up to 142,484 shares of common stock with an exercise price of $0.01 per share. The Elm Park Warrants are immediately exercisable, may be exercised on a net basis and have a term of 10 years from the date of issuance.

The issuance of the Elm Park Warrants was exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering.

Shares of Common Stock Issued In Merger

Pursuant to the Merger Agreement, at the closing on December 14, 2012, we issued 4,825,671 shares of our common stock to former IDE stockholders. We are holding 750,000 additional shares on behalf of the former IDE stockholders to satisfy any indemnification claims we may have under the Merger Agreement. Depending on the amount of the indemnification claims we may make, we will distribute the remaining 750,000 additional shares to the former IDE stockholders 18 months after December 14, 2012. In addition, if the trading price of our common stock exceeds certain thresholds before December 14, 2017, we will distribute up to 5,250,000 shares of our common stock that we hold to the former IDE stockholders. Specifically:

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

The issuance of shares to the former IDE stockholders was exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering.

On October 31, 2013, we issued 124,217 shares of common stock to TerraNova Capital Partners Inc. and its related parties to satisfy a $1.2 million obligation for financial advisory services provided to us in connection with the December 14, 2012 merger with EAC.

The issuance of shares to TerraNova Capital Partners Inc. and its related parties was exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We made no purchases of any shares of our common stock, warrants to purchase shares of common stock, or Units in the fourth quarter of 2013.

Item 6.	SELECTED FINANCIAL DATA

Not Applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the financial statements of the Company and the notes to those statements included in Part II, Item 8 of this report. MD&A contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, see Risk Factors in “Item 1A.” of this report.

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

Our drilling segment is a full service provider of drilling rigs and their components. We design, manufacture, and service complete land-based drilling rigs, as well as rig subsystems and parts. We also provide drilling rig services including mechanical services, assembly testing (rig-up/final construction and commission), rig refurbishment and inspection, new rig fabrication and completion of land rig packages. Additionally, we fabricate mud tanks, masts and substructures, dog houses and other drilling rig related products.

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

The Company is currently finalizing new rig designs for offshore platforms that it expects will enable the Company to capture more bids for new drilling equipment on newly constructed platforms as well as replacing drilling equipment on existing shallow offshore platforms that may be 25 or more years’ old. On these older platforms, drilling operators are potentially looking to upgrade their platforms with newer equipment that encompass the latest drilling techniques and efficiencies. The Company is currently using their new offshore platform rig designs for current bids with offshore drilling contractors. If the Company is successful in obtaining this additional offshore platform rig business, it will expand the Company’s current offerings beyond our existing land rig offerings. The size and scope of these projects will help to solidify our existing land rig backlog.

Management is currently focused on improving the production process for complete rig packages and continuing to implement lean manufacturing processes. We also plan to leverage our IEC division’s established customer base to expand the products and services we offer to our customers and are evaluating strategies to further serve offshore and international markets.

Consolidated Results of Operations

	For the Years Ended December 31,
(Dollars in thousands)	2013		2012		2011
Statement of Operations Data:
Revenue:
Products	$64,373	62.0%	$215,877	75.9%	$93,397	57.1%
Services	39,375	38.0%	68,367	24.1%	70,223	42.9%
Total revenue	103,748	100.0%	284,244	100.0%	163,620	100.0%
Cost of goods sold and services:
Products	48,672	75.6%	201,951	93.5%	85,651	91.7%
Services	25,993	66.0%	44,773	65.5%	49,445	70.4%
Total cost of goods sold and services	74,665	72.0%	246,724	86.8%	135,096	82.6%
Selling, general and administrative expense	25,039	24.1%	35,014	12.3%	19,862	12.6%
Impairment of intangible assets	858	8.3%	—	0.0%	—	0.0%
Depreciation and amortization expense	2,162	2.1%	1,964	0.7%	1,245	0.8%
Income from operations	1,024	1.0%	542	0.2%	7,417	4.5%
Other (income) expense:
Interest expense	5,561	5.4%	1,224	0.4%	3,695	2.3%
Interest income	—	0.0%	—	0.0%	(105)	-0.1%
Other (income) expense	(820)	0.8%	(186)	-0.1%	(51)	0.0%
Total other (income) expense	4,741	4.6%	1,039	0.4%	3,539	2.2%
Income (loss) before income taxes	(3,717)	(3.6%)	(496)	-0.2%	3,878	2.4%
Income taxes:
Current	70	0.0%	267	-0.1%	92	0.1%
Deferred	(3,873)	1.1%	505	0.2%	1,644	1.0%
Total income taxes	(3,943)	1.1%	772	0.3%	1,736	1.1%
Net income (loss)	$(7,660)	(2.4%)	$(1,268)	-0.4%	$2,142	1.3%

Except for the components of cost of goods sold and services, the percentages above represent line item values expressed as a percentage of total revenue. For the components of cost of goods sold and services, the percentages represent cost of goods sold and services related to products and services expressed as a percentage of revenue for products and services, respectively.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Revenues were $103.7 million and $284.2 million for the fiscal years 2013 and 2012, respectively, a decrease of $180.5 million or 64%. This decrease was driven by a $151.5 million decrease in products revenue and a $29.0 million decrease in services revenue. The significant decrease in products revenue was driven by a $172.7 million decrease in complete rig product revenues. This decline was partially offset by a $6.8 million increase in power systems revenue and a $4.4 million increase in fabrication revenue. The $29.0 million decrease in services revenue was driven by a $13.2 million decrease in power system services and a $15.5 million decrease in rig up and refurbishment service revenues.

Cost of Sales

Cost of Sales were $74.7 million and $246.7 million for the fiscal years 2013 and 2012, respectively, a decrease of $172.1 million or 70%. This decrease was primarily driven by the decreased revenues as noted above. As a percent of revenue, cost of sales were 72% of revenue in 2013 versus 87% of revenue in the comparable 2012 fiscal year. The decrease in cost of sales as a percentage of revenue was due to a decreased cost of sales of the Company’s product sales which decreased to 76% of revenue in 2013 versus 94% of revenue in 2011. This significant reduction in product cost of sales was due to manufacturing efficiencies realized in the production of complete rig packages in 2013 versus 2012. In 2013, complete rig packages cost of sales were 74% of related revenues versus 96% of related revenues in the comparable 2012 period. Services cost of sales in 2013 were 66% of revenue in 2013 and 2012.

Selling, General and Administration Expenses

Selling, general and administration expenses were $25.0 million and $35.0 million in 2013 and 2012 respectively, a decrease of $10 million or 28%. Salaries, wages, and commissions collectively decreased $7.0 million in fiscal year 2013 versus 2012 as a result of the Company’s substantial decrease in sales volumes. Commissions alone declined $3.9 million in 2013 versus 2012 due to the substantial declines in complete rig revenues. Additionally, in 2013 versus 2012, the Company incurred approximately $3.3 million in reduced equipment rentals as a result of reduced production volumes and improved manufacturing efficiencies. As the result of the significant revenue declines, selling, general and administration expenses were 24% and 12% of total revenue, respectively, in 2013 and 2012.

Depreciation and Amortization Expense

Depreciation and amortization expense was $2.2 million and $2.0 million in 2013 and 2012, respectively, an increase of $.2 million or 10%.

Income from Operations

Income from operations increased to $1.9 million in 2013 from $0.5 million in 2012. The $1.3 million increase primarily resulted from a $10.0 million reduction in selling, general and administration expenses (as noted above) partially offset by $8.4 million decline in gross margin dollars generated in 2013 versus 2012 ($29.1 million versus $37.5 million respectively) in 2013 versus 2012.

Other (Income) Expense and Income Taxes

Total other expense was $5.6 million and $1.0 million in 2013 and 2012, respectively. Net interest expense (interest expense less interest income) was $5.6 million and $1.2 million in 2013 and 2012 respectively, an increase of $4.3 million. This increase in net interest expense was principally due to substantially higher debt levels in 2013. Other income/expense was $0.8 million of net other expense in the 2013 fiscal year versus net other income of $0.2 million in the comparable 2012 fiscal year.

Income tax expense was $4.0 million and $0.8 million in 2013 and 2012, respectively. During 2013, the Company recorded a non-cash charge to establish a valuation allowance of $4.7 million against our gross deferred tax assets of $5.3 million. The valuation allowance is calculated in accordance with the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.

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

Other (Income) Expense and Income Taxes

Total other expense was $1.0 million and $3.5 million in 2012 and 2011, respectively. Net interest expense (interest expense less interest income) was $1.2 million and $3.6 million in 2012 and 2011 respectively, a decrease of $2.4 million. This decrease in net interest expense was principally due to substantially lower debt levels in 2012. Other income was $0.2 million in the 2012 fiscal year versus other income of $0.1 million in fiscal year 2011 and consists primarily of sales of scrap metal.

Income tax expense was $0.8 million and $1.7 million in 2012 and 2011, respectively. After adjusting for temporary and permanent income tax items, the income tax expense represented effective tax rates on income before income taxes of 35% in 2012 and 2011.

Segment Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Electrical Products & Services segment revenues were $61.1 million and $94.2 million for fiscal years 2013 and 2012, respectively, a decrease of $33.1 million or 35%. This decrease was primarily driven by lower electrical work volume from the production of IDE’s complete rigs. Drilling Products & Services segment revenue was $49.2 million and $223.8 million for fiscal years 2013 and 2012, respectively, a decrease of $174.6 million, or 78%. The 2013 decrease in Drilling Products & Services segment revenues was primarily driven by the significantly lower production levels of complete new rigs.

Electrical Products & Services segment profit was $12.6 million and $17.1 million for fiscal years 2013 and 2012, respectively, a decrease of $4.4 million or 26%. Segment profits were 21% and 18% of 2013 and 2012 respective segment revenues. The $4.4 million decrease in 2013 versus 2012 segment profits was primarily driven by decreased 2013 revenues offset by slightly improved margins in 2013 as noted above. Drilling Products & Services segment profit was $1.3 million and $1.0 million for fiscal years 2013 and 2012, respectively, an increase of $0.3 million or 28%. Segment profits were 3% and 0.4% of the respective 2013 and 2012 segment revenues. The increase in 2013 profits expressed as a percentage of revenue was due to improved manufacturing efficiencies in spite of the lower volumes as compared to 2012.

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

As of December 31, 2013, the Company had cash and cash equivalents of approximately $1.0 million. In addition, in March 2014, the Company entered into amendments to both its Term Facility and its Revolving Facility (as described further below) which, among other things, extended the maturities of these facilities to June 30, 2015 and December 31, 2014, respectively. The Company believes its existing cash and cash equivalents, $2.8 million available from its revolving facility, expected revenues from its contractual backlog of $14.7 million, and future orders will enable it to meet its material liquidity needs for the next twelve months from the balance sheet date.

On December 14, 2012, Integrated Drilling Equipment Holdings Corp., a Delaware corporation (the “Company”), Integrated Drilling Equipment, LLC and Integrated Drilling Equipment Company Holdings, LLC (collectively with the Company, the “Borrowers”) entered into a term loan and security agreement with Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P., as lenders, and Elm Park Capital Management, LLC, as administrative agent (the “Term Loan Agreement”). The Term Loan Agreement provided for a $20.0 million four year senior secured second-lien term loan facility (as amended, the “Term Facility”). On the same date, the Borrowers also entered into an amended and restated revolving credit and security agreement with PNC Bank, National Association, as administrative agent and the initial lender (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a $20 million committed asset-based revolving credit facility, with a sublimit for letters of credit (as amended, the “Revolving Facility”).

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

In connection with the Second Amendments described above, the Borrowers were required to (1) implement and comply with a cost reduction plan and (2) obtain (a) purchase orders or contracts with a value of not less than $28.0 million for the design, manufacture or servicing of one or more drilling rigs by October 31, 2013 or (b) at least $1.0 million in proceeds from the issuance of preferred stock by November 14, 2013. An event of default would have occurred under both the Term Facility and Revolving

Facility if the Borrowers were unable to satisfy one of these requirements. As of October 1, 2013, the Company had implemented and was in compliance with the cost reduction plan and as of November 14, 2013, the Company had received net cash proceeds from a preferred stock investment in an aggregate amount of $1.0 million. As a result of the foregoing events, the Company was in compliance with the terms of its credit agreements.

On March 31, 2014, the Borrowers entered into the Third Amendment to the Term Facility and the Third Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of the Term Facility from September 30, 2014 to June 30, 2015 and the maturity date of the Revolving Facility from March 31, 2014 to December 31, 2014; (2) add a covenant regarding the fixed charge coverage ratio in the Credit Facilities; (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant in the Credit Facilities; (4) amend the term loan repayment schedule in the Term Facility; (5) amend the PIK interest provision in the Term Facility to increase such interest from 2.00% to 4.00% (unless the Borrower’s total leverage ratio is less than 3:50:1:00, in which case such interest shall accrue at a rate of 2:00%); and (6) amend the calculation of the amount of revolving advances lenders are required to make under the Revolving Facility.

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that substantially all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under its existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of December 31, 2013, it would be required to pay its lenders an aggregate of $34.7 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, prospects and financial condition.

Preferred Stock Purchase Agreements

On December 14, 2012, we entered into a stock purchase agreement with our Sponsor pursuant to which our Sponsor purchased 25,000 shares of Series A Preferred Stock at a price per share of $100 for aggregate proceeds to the Company of $2.5 million.

On November 14, 2013, the Company entered into a Stock Purchase Agreement with our Sponsor, pursuant to which our Sponsor purchased 5,000 shares of Series B Preferred Stock at a price per share of $100 for aggregate proceeds to the Company of $0.5 million.

On November 14, 2013, the Company also entered into a Stock Purchase Agreement with Stephen D. Cope, who at the time was our Chief Executive Officer and a director, pursuant to which Mr. Cope purchased 5,000 shares of Series C Preferred Stock at a price per share of $100 for aggregate proceeds to the Company of $0.5 million.

Cash Flows for the Years Ended December 31, 2013 and 2012

Net cash provided by operating activities was $2.2 million in fiscal year 2013 versus net cash used in operations of $9.8 million in fiscal year 2012. The $12.4 improvement in cash flow from operations in 2013 versus 2012 was primarily due to a $13.9 million improvement in cash generated from working capital in 2013 versus 2012. The working capital improvement came from lower customer advanced billing and payments in 2013 versus 2012 of $25.2 million. This decline was the result of the Company’s decrease in fiscal year-end 2013 complete rig order billings and deposits versus the comparable 2012 year-end amount. This decrease was offset by $12.3 million of cash used by reduced accounts payables and accrued liability balances in December 2013 versus December 2012.

The Company invested approximately $0.5 million and $1.6 million in intangibles during fiscal years 2013 and 2012, respectively. Capital expenditures were approximately $0.2 million and $1.8 million during fiscal years 2013 and 2012, respectively.

For financing activities, in the 2013 fiscal year, the Company incurred additional net long-term of borrowing $103 million versus net repayments of long-term debt in fiscal year 2013 of $105 million. In the 2012 fiscal year, the Company incurred additional net long-term of borrowing $113 million versus net repayments of long-term debt in fiscal year 2012 of $81 million. In connection with the December 17, 2012 reverse merger of Empeiria into IDE, the Company distributed $20 million to the former shareholders of IDE.

As a result of the foregoing activities, in the 2013 fiscal year, the Company’s cash decreased by $0.6 million versus a decrease of cash of $2.5 million in the comparable 2012 fiscal year.

In 2013 and 2012, the Company paid cash interest of $3.0 million and $0.8 million, respectively. Cash income tax payments were $0.3 million in the 2013 fiscal year versus $0.1 million in the comparable 2012 fiscal year.

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

The Company invested approximately $1.6 million in intangibles during fiscal years 2012 and 2011. Capital expenditures were also approximately $1.8 million in the 2012 and 2011 fiscal years. There were no business purchases in the comparable 2011 fiscal year.

For financing activities, in the 2012 fiscal year, the Company incurred additional net long-term borrowings of $33 million versus net repayments of long-term debt in fiscal year 2011 of $22 million. In connection with the December 14, 2012 reverse merger of EAC into IDE, the Company distributed $20 million to the former shareholders of IDE. During the 2011 fiscal year, we also purchased 1,000 shares of our common stock for $1.3 million from one of our principal shareholders.

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

Contractual Obligations

We are a party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet. The following is a summary of our contractual obligations as of December 31, 2013 (in thousands):

Payments by Period
(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$35,720	$900	$34,820	$—	$—
Capital leases	168	66	102	—	—
Noncancellable operating leases	4,619	1,249	2,268	1,102	—
Purchase commitments	4,049	4,049	—	—	—
	$44,556	$6,264	$37,190	$1,102	$—

Based on our cash on hand and cash flow from operations, we believe that we will have the working capital resources necessary to meet our projected operational needs for fiscal year 2014 provided that we are successful in extending our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

Critical Accounting Policies and Management Estimates

The SEC defines critical accounting policies as those that are, in management’s view, important to the portrayal of our financial condition and results of operations and demanding of management’s judgment. Our discussion and analysis of financial condition and results of operation are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates on experience and on various assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Integrated Drilling Equipment Holdings Corp.
Index
December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Drilling Equipment Holdings Corp.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ deficit, and of cash flows present fairly, in all material respects, the financial position of Integrated Drilling Equipment Holdings Corp. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
April 16, 2014

Integrated Drilling Equipment Holdings Corp.

Consolidated Balance Sheets
December 31, 2013 and 2012

	December 31,
(in thousands, except share and par value)	2013	2012
Assets
Current assets
Cash and cash equivalents	$981	$1,602
Restricted cash	83	503
Accounts receivable, net	13,333	27,393
Inventories, net	7,039	12,339
Deferred tax assets	133	1,036
Prepaid expenses and other current assets	782	1,041
Total current assets	22,351	43,914
Intangibles, net	2,798	4,429
Property, equipment and improvements, net	2,686	3,349
Deferred financing costs, net	1,517	3,012
Deferred tax assets	—	2,837
Deposits	91	91
Total assets	$29,443	$57,632
Liabilities and Stockholders’ Deficit
Current liabilities
Current maturities of long-term debt	$12,974	$600
Current portion of capital lease obligations	64	40
Trade accounts and other payables	14,482	23,712
Accrued liabilities	8,654	11,555
Customer advanced billings and payments, and other	5,148	13,320
Total current liabilities	41,322	49,227
Long-term debt, less current maturities	22,746	36,810
Capital lease obligations, net of current	98	33
Deferred tax liability	133	—
Total liabilities	64,299	86,070
Commitments and contingencies (see Note 13)
Stockholders’ deficit
Common stock $0.0001 par value Authorized shares 100,000,000 Issued shares 8,809,917 and 8,646,700, respectively	1	1
Accumulated deficit	(34,857)	(28,439)
Total stockholders’ deficit	(34,856)	(28,438)
Total liabilities and stockholders’ deficit	$29,443	$57,632

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Consolidated Statements of Operations
December 31, 2013 and 2012

	December 31,
(in thousands, except share and per share amounts)	2013	2012
Revenue
Products	$64,373	$215,877
Services	39,375	68,367
Total revenue	103,748	284,244
Cost of goods sold and services
Products	48,672	201,951
Services	25,993	44,773
Total cost of goods sold and services	74,665	246,724
Selling, general and administrative expense	25,039	35,014
Impairment of intangible assets	858	—
Depreciation and amortization expense	2,162	1,964
Income from operations	1,024	542
Other (income) expense
Interest expense	5,561	1,224
Other expense (income)	(820)	(186)
Loss before income taxes	(3,717)	(496)
Income taxes
Current	70	267
Deferred	3,873	505
Total income taxes	3,943	772
Net loss	$(7,660)	$(1,268)
Weighted average shares outstanding:
Basic and diluted	8,703,986	5,727,119
Loss per share:
Basic and diluted	$(0.88)	$(0.22)

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Consolidated Statements of Stockholders’ Deficit
December 31, 2013 and 2012

	Shares Issued		Stock		Accumulated Deficit	Total Stockholders’ Deficit
(in thousands, except share data)	Common	Preferred	Common	Preferred
Balances at December 31, 2011	5,575,671	—	$—	$—	$(5,948)	$(5,948)
Net loss	—	—	—	—	(1,268)	(1,268)
Recapitalization due to merger between Integrated Drilling Equipment and Empeiria Acquisition Corporation	3,071,029	—	1	—	(21,223)	(21,222)
Balances at December 31, 2012	8,646,700	—	$1	$—	$(28,439)	$(28,438)
Net loss	—	—	—	—	(7,660)	(7,660)
Issuance of common shares in exchange for warrants	39,000	—	—	—	—	—
Issuance of common shares in exchange for obligations	124,217	—	—	—	1,242	1,242
Balances at December 31, 2013	8,809,917	—	$1	$—	$(34,857)	$(34,856)

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Consolidated Statements of Cash Flows
December 31, 2013 and 2012

	December 31,
(in thousands)	2013	2012
Operating activities
Net loss	$(7,660)	$(1,268)
Adjustments to reconcile net loss to cash provided (used in) operating activities
Depreciation and amortization expense	2,162	1,964
Deferred income tax	3,873	505
Provision for bad debts	281	409
Provision for inventory obsolescence	150	—
Amortization of deferred financing costs	1,494	209
Impairment of intangible assets	858	—
Loss on sale of fixed assets	53	—
Unrealized gain on warrant valuation	(778)	(70)
Paid in-kind interest expense	856	—
Changes in operating assets and liabilities
Trade accounts receivable	13,778	2,896
Inventories	5,150	17,256
Other current assets	259	(637)
Trade accounts and other payables	(9,230)	(2,596)
Accrued liabilities	(860)	4,830
Customer advanced billings and payments	(8,172)	(33,323)
Net cash used provided by (used in) operating activities	2,214	(9,825)
Investing activities
Capital expenditures for intangibles	(479)	(1,577)
Capital expenditures for property, plant and equipment	(204)	(1,798)
Proceeds from sales of property, equipment and improvements	40	—
Restricted cash	420	(503)
Increase in deposits	—	(10)
Net cash used in investing activities	(223)	(3,888)
Financing activities
Issuance of long-term debt	102,615	113,500
Repayments of long-term debt	(105,181)	(80,972)
Payment of capital lease	(46)	(42)
Distribution to former IDE stockholders	—	(20,000)
Deferred financing costs	—	(1,300)
Net cash provided by (used in) financing activities	(2,612)	11,186
Increase (decrease) in cash and cash equivalents	(621)	(2,527)
Cash and cash equivalents
Beginning of year	1,602	4,129
End of year	$981	$1,602
Supplemental cash flow disclosure
Cash paid for interest	$2,977	$824
Cash paid for income taxes	305	99
Noncash activity
Property and equipment acquired through capital leases	$142	$43
Warrants issued as financing costs	—	1,450
Equity issued in exchange for obligations	1,242	—

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

2. Company Financing

As of December 31, 2013, the Company had cash and cash equivalents of approximately $1.0 million. In addition, in March 2014, the Company entered into amendments to both its Term Facility and its Revolving Facility (as described further below) which, among other things, extended the maturities of these facilities to June 30, 2015 and December 31, 2014, respectively. The Company believes its existing cash and cash equivalents, $2.8 million available from its revolving facility, expected revenues from its contractual backlog of $14.7 million, and future orders will enable it to meet its material liquidity needs for the next twelve months from the balance sheet date.

On December 14, 2012, Integrated Drilling Equipment Holdings Corp., a Delaware corporation (the “Company”), Integrated Drilling Equipment, LLC and Integrated Drilling Equipment Company Holdings, LLC (collectively with the Company, the “Borrowers”) entered into a term loan and security agreement with Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P., as lenders, and Elm Park Capital Management, LLC, as administrative agent (the “Term Loan Agreement”). The Term Loan Agreement provided for a $20.0 million four year senior secured second-lien term loan facility (as amended, the “Term Facility”). On the same date, the Borrowers also entered into an amended and restated revolving credit and security agreement with PNC Bank, National Association, as administrative agent and the initial lender (the “Revolving Credit Agreement”). The Revolving Credit Agreement provides for a $20 million committed asset-based revolving credit facility, with a sublimit for letters of credit (as amended, the “Revolving Facility”).

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

In connection with the Second Amendments described above, the Borrowers were required to (1) implement and comply with a cost reduction plan and (2) obtain (a) purchase orders or contracts with a value of not less than $28.0 million for the design, manufacture or servicing of one or more drilling rigs by

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

2. Company Financing – (continued)

October 31, 2013 or (b) at least $1.0 million in proceeds from the issuance of preferred stock by November 14, 2013. An event of default would have occurred under both the Term Facility and Revolving Facility if the Borrowers were unable to satisfy one of these requirements. As of October 1, 2013, the Company had implemented and was in compliance with the cost reduction plan and as of November 14, 2013, the Company had received net cash proceeds from a preferred stock investment in an aggregate amount of $1.0 million. As a result of the foregoing events, the Company was in compliance with the terms of its credit agreements.

On March 31, 2014, the Borrowers entered into the Third Amendment to the Term Facility and the Third Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of the Term Facility from September 30, 2014 to June 30, 2015 and the maturity date of the Revolving Facility from March 31, 2014 to December 31, 2014; (2) add a covenant regarding the fixed charge coverage ratio in the Credit Facilities; (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant in the Credit Facilities; (4) amend the term loan repayment schedule in the Term Facility; (5) amend the PIK interest provision in the Term Facility to increase such interest from 2.00% to 4.00% (unless the Borrower’s total leverage ratio is less than 3:50:1:00, in which case such interest shall accrue at a rate of 2:00%); and (6) amend the calculation of the amount of revolving advances lenders are required to make under the Revolving Facility.

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that substantially all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under its existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of December 31, 2013, it would be required to pay its lenders an aggregate of $34.7 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, prospects and financial condition.

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

The Company was unable to secure the necessary guarantee obligations within the time period contemplated by the purchase agreements. On June 14, 2013, PEMEX notified IDE that they were in default of its guarantee obligations under the contracts signed on March 22, 2013 because IDE had failed to provide the required letters of credit and performance bonds within the time period as required under Articles 21.1 and

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

3. PEMEX Contract Termination – (continued)

21.2, respectively, under the contract. Subsequently, on August 9, 2013, PEMEX notified the Company that it terminated these purchase agreements due to the Company’s default.

As a result of their decision to exercise its right to terminate the purchase agreements, under the terms of the agreements, PEMEX may seek liquidated damages from the Company in the amount of 12% of the purchase price of each of the modular drilling units. As of December 31, 2103, no provision has been made for any potential liability that could arise should PEMEX seek liquidating damages as a result of the terminated purchase agreements.

4. Merger with Empeiria Acquisition Corp.

On December 14, 2012, Empeiria Acquisition Corp. (“EAC”) completed its merger with Integrated Drilling Equipment Company Holdings Inc. (“IDE”). The Merger was accounted for under the purchase method of accounting as a reverse acquisition. Under this method of accounting, for accounting and financial purposes, EAC was treated as the acquired company, and IDE was treated as the acquiring company. Accordingly, historical financial information for periods and dates prior to December 14, 2012, include information for IDE only.

Total compensation received by the former IDE shareholders included $20.0 million in cash and 5,575,671 shares of Integrated Drilling Equipment Holdings Corp. common stock. We have withheld 750,000 shares of the stock compensation to the former IDE stockholders in the transaction to satisfy any indemnification claims we have under the Merger Agreement. Depending on the amount of the indemnification claims that we may make, we will distribute these remaining 750,000 additional shares to the former IDE stockholders 18 months after December 14, 2012. The former IDE stockholders may also be entitled to receive an additional 5,250,000 shares of common stock that we hold, distributed ratably if the Company’s stock price exceeds $12.00, $13.50, $15.00 and $17.00 respectively before December 14, 2017, or if a change of control transaction occurs following the Merger that values the Company’s common stock at more than the stock price thresholds. For example, if the Company’s stock price exceeds $13.50 per share or if a change of control transaction occurs following the Merger that values the shares at more than $13.50 per share, the former IDE stockholders will receive 2,625,000 shares.

This contingent consideration was not recorded as of December 31, 2013 due to the uncertainty as to whether the related thresholds will be met in accordance with the Merger Agreement.

For accounting purposes the merger has been treated as a recapitalization of IDE with IDE as the acquirer (reverse acquisition). The historical consolidated financial statements prior to December 14, 2012, are those of IDE and the cash distribution of $20.0 million and the assumption of the net assets of EAC Acquisition Corp of approximately $1.3 million have been included in the recapitalization. All share and per share amounts in the consolidated financial statements and related notes have been retrospectively adjusted to reflect the recapitalized stock splits.

On April 11, 2013, EAC changed its name to Integrated Drilling Equipment Holdings Corp.

5. Summary of Significant Accounting Policies

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

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

5. Summary of Significant Accounting Policies  – (continued)

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

Inventories

Inventories consist of raw materials, finished goods, and work-in-process. Inventories of raw materials and finished goods are stated at the lower of cost or market using the average cost method. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory on-hand as well as our future expectations related to our manufacture of product. Inventories are disclosed net of reserves for excess and obsolete inventory of $350 thousand and $200 thousand at December 31, 2013 and 2012, respectively.

Intangibles

Intangibles are stated at cost, less accumulated amortization, and consist of technical drawings and engineering work relating to our rig technology and product design. Amortization is computed on a straight-line method over five years.

The carrying value of these assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends or unanticipated competition. Impairment of intangibles assets amounted to $858 thousand for the year ended December 31, 2013. No impairment of intangible assets were recorded for the year ended December 31, 2012.

Property, Equipment and Improvements

Property, Equipment and Improvements are stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs that do not extend the useful life of equipment are charged to expense as incurred.

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

5. Summary of Significant Accounting Policies  – (continued)

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

In December 2012, in connection with the $20.0 million Elm Park Credit Agreement, the Company recorded warrants issued as deferred financing costs. The Company carries these warrants at fair value, which is based upon our closing stock price at the end of a reporting period, and is re-measured on a recurring basis. The estimated fair value of these warrants, was $602 thousand and $1.5 million as of Deember 31, 2013 and 2012, respectively. The deferred financing costs are being amortized over the revised term of the loan.

Accumulated amortization for all deferred financing costs as of December 31, 2013 and 2012 totaled $1.6 million and $137 thousand, respectively.

Long-Lived Assets

We review our long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value based on estimated fair market values. No impairment was recorded for the periods ended December 31, 2013 and 2012, respectively.

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

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

5. Summary of Significant Accounting Policies  – (continued)

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

Loss Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in the net income of the Company. For the years ended December 31, 2013 and 2012, the effect of 7.7 million warrants have not been considered in the diluted earnings per share as the effect would be anti-dilutive.

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

5. Summary of Significant Accounting Policies  – (continued)

The following table (in thousands, except share and per share amounts) sets forth the computation of basic and diluted loss per share:

	2013	2012
Basic and Diluted:
Net loss	$(7,660)	$(1,268)
Weighted average common shares	8,703,986	5,727,119
Basic loss per share	$(0.88)	$(0.22)

Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. Advertising costs for December 31, 2013 and 2012 amounted to $63 thousand and $75 thousand, respectively.

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

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management has considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During 2013, the Company recorded a non-cash charge to establish a valuation allowance of $4.7 million against our gross deferred tax assets of $5.3 million. The valuation allowance is calculated in accordance with the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.

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

Concentration of Credit Risks

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

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

5. Summary of Significant Accounting Policies  – (continued)

For the year ended December 31, 2013, revenues from four customers individually exceeded 10% of revenues, and aggregated to $77.4 million or 75% of total revenues. For the year ended December 31, 2012, revenues from five customers individually exceeded 10% of revenues, and aggregated to $252 million or 89% of total revenues.

As of December 31, 2013, two customers individually exceeded 10% of trade accounts receivable, and aggregated to $6.9 million or 69% of trade accounts receivable outstanding. As of December 31, 2012 three customers individually exceeded 10% of trade accounts receivable, and aggregated to $11.9 million or 76% of trade accounts receivable outstanding.

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

6. Accounts Receivable

Accounts Receivable consists of the following (in thousands):

	December 31,
	2013	2012
Trade Accounts Receivable	$10,081	$15,694
Unbilled revenue and other	3,996	12,318
Less: Allowance for doubtful accounts	(744)	(619)
	$13,333	$27,393

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

7. Uncompleted Contracts

Costs, estimated earnings and billings on uncompleted contracts are summarized below (in thousands):

	December 31,
	2013	2012
Costs incurred on uncompleted contracts	$30,354	$133,010
Earned margin	6,123	23,497
Earned revenue	36,477	156,507
Less: Billings to date	38,195	156,120
	$(1,718)	$387
Included in the accompanying balance sheets under the following captions:
Accounts receivable	$3,390	$11,871
Customer advanced billings and payments	(5,108)	(11,484)
	$(1,718)	$387

8. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Raw materials and finished goods, net	$5,193	$7,127
Work in process	2,196	5,412
Reserve	(350)	(200)
	$7,039	$12,339

9. Intangibles

Intangibles consist of the following (in thousands):

	December 31,
	2013	2012
Rig technology and product design	$4,642	$5,786
Less: Accumulated amortization	(1,844)	(1,357)
	$2,798	$4,429

Amortization expense for the years ended December 31, 2013 and 2012 amounted to $1.3 million and $863 thousand, respectively. Impairment of intangible assets amounted to $858 thousand for the year ended December 31, 2013. No impairment of intangible assets were recorded for the year ended December 31, 2012.

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2014	$1,097
2015	1,085
2016	503
2017 and thereafter	113
$2,798

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

10. Property, Equipment and Improvements

Property, Equipment and Improvements, including capital leases, consists of the following (in thousands):

	December 31,
	2013	2012
Machinery and equipment	$3,142	$3,067
Leasehold improvements	4,544	4,544
Assets held under capital leases	275	146
Less: Accumulated depreciation and amortization	(5,275)	(4,408)
	$2,686	$3,349

Depreciation expense relating to machinery and equipment and leasehold improvements for the years ended December 31, 2013 and 2012 amounted to $868 thousand and $1.01 million, respectively.

Amortization expense relating to assets held under capital leases for the years ended December 31, 2013 and 2012 amounted to $43 thousand and $41 thousand, respectively.

11. Debt and Redeemable Preferred Stock

Debt and Redeemable Preferred Stock consisted of the following (in thousands):

	December 31,
	2013		2012
	Short-Term	Long-Term	Short-Term	Long-Term
$2.5 million redeemable preferred stock, Series A	$—	$2,949	$—	$2,500
$0.5 million redeemable preferred stock, Series B	—	514	—	—
$0.5 million redeemable preferred stock, Series C	—	509	—	—
$20.0 million revolving credit facility	11,774	—	—	14,890
$20.0 million credit agreement	1,200	18,774	600	19,420
	$12,974	$22,746	$600	$36,810

$0.5 Million Redeemable Preferred Stock

On November 14, 2013, Empeiria Investors, LLC, purchased 5,000 shares of Series B Preferred Stock at $100 per share or $0.5 million. The holders of the Series B Preferred Stock do not have the right to vote on matters submitted to our stockholders. The Series B Preferred Stock is not convertible into common stock and accrues cumulative dividends at a rate of 20% for the first year and 25% per year thereafter. The dividends are payable in additional shares of Series B Preferred Stock. The shares have a liquidation preference equal to the purchase price of the Series B Preferred Stock plus all accrued and unpaid dividends at the date of liquidation. The Series B Preferred Stock is redeemable at our option at any time on 15 days' notice, at any time after the first anniversary of the date on which all indebtedness for borrowed money is repaid in full. The optional redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The Series B Preferred Stock will be subject to mandatory redemption on the date which is 181 days following the latest maturity date of our indebtedness outstanding on November 14, 2013.

$0.5 Million Redeemable Preferred Stock

On November 14, 2013, Stephen D. Cope, purchased 5,000 shares of Series C Preferred Stock at $100 per share or $0.5 million. The holders of the Series C Preferred Stock do not have the right to vote on matters submitted to our stockholders. The Series C Preferred Stock is not convertible into common stock and accrues cumulative dividends at a rate of 14% per year. The dividends are payable in additional shares of Series C Preferred Stock. The shares have a liquidation preference equal to the purchase price of the Series C Preferred

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

11. Debt and Redeemable Preferred Stock  – (continued)

Stock plus all accrued and unpaid dividends at the date of liquidation. The Series C Preferred Stock is redeemable at our option at any time on 15 days' notice, at any time after the first anniversary of the date on which all indebtedness for borrowed money is repaid in full. The optional redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The Series C Preferred Stock will be subject to mandatory redemption on the date which is 181 days following the latest maturity date of our indebtedness outstanding on November 14, 2013.

$2.5 Million Redeemable Preferred Stock

On December 14, 2012, in connection with our Merger with Empeiria Acquisition Corporation, our Sponsor, purchased 25,000 shares of Series A Preferred Stock at $100 per share or $2.5 million. The holders of the Series A Preferred Stock do not have the right to vote on matters submitted to our stockholders. The Series A Preferred Stock is not convertible into common stock and accrues cumulative dividends at a rate of 16% per year. The dividends are payable in additional shares of Series A Preferred Stock. The shares have a liquidation preference equal to the purchase price of the Series A Preferred Stock plus all accrued and unpaid dividends at the date of liquidation. The Series A Preferred Stock is redeemable at our option at any time on 15 days' notice, at any time after the first anniversary of the date on which all indebtedness for borrowed money is repaid in full. The optional redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The Series A Preferred Stock will be subject to mandatory redemption on the date which is 181 days following the latest maturity date of our indebtedness outstanding on December 14, 2012.

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

On October 17, 2013, the Borrowers entered into the Second Amendment to the Term Facility to, among other things, (1) amend the maturity date of the Term Facility from December 14, 2016 to September 30, 2014, (2) delete (a) the net worth financial covenant, (b) the fixed charge coverage ratio, (c) the minimum liquidity test and (d) the total leverage ratio and (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant.

In connection with the Second Amendments described above, the Borrowers were required to (1) implement and comply with a cost reduction plan and (2) obtain (a) purchase orders or contracts with a value of not less than $28.0 million for the design, manufacture or servicing of one or more drilling rigs by October 31, 2013 or (b) at least $1.0 million in proceeds from the issuance of preferred stock by November 14, 2013. An event of default would have occurred under both the Term Facility and Revolving Facility if the Borrowers were unable to satisfy one of these requirements. As of October 1, 2013, the Company had implemented and was in compliance with the cost reduction plan and as of November 14, 2014, the Company had received net cash proceeds from a preferred stock investment in an aggregate amount of $1.0 million. As a result of the foregoing events, the Company was in compliance with the terms of its credit agreements.

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

11. Debt and Redeemable Preferred Stock  – (continued)

On March 31, 2014, the Borrowers entered into the Third Amendment to the Term Facility to, among other things, (1) amend the maturity date of the Term Facility from September 30, 2014 to June 30, 2015, (2) insert a covenant regarding the fixed charge coverage ratio in the Credit Facilities, (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant in the Credit Facilities, (4) amend the term loan repayment schedule in the Term Facility and (5) amend the PIK interest provision in the Term Facility to increase such interest from 2.00% to 4.00% (unless the Borrower’s total leverage ratio is less than 3:50:1:00, in which case such interest shall accrue at a rate of 2:00%).

Loans under the Term Facility bear interest, at the Borrowers' option, at a rate equal to the adjusted LIBOR rate or an alternate base rate, in each case, subject to a floor and a spread. This interest is paid in cash and the cash interest rate at December 31, 2013 was 12%. In addition to the cash interest rate, all loans bear additional pay-in-kind (PIK) interest at a rate of 2.0% per annum.

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

The Company is required to make quarterly principal payments with respect to the Term Facility of $300,000 for each calendar quarter of 2014 and on March 31, 2015 with a final balloon payment of $18.5 million on June 30, 2015. In addition, the Company is required to make mandatory prepayments in connection with specified events, including certain asset sales, debt issuances, equity issuances, casualty and condemnation events and the receipt of extraordinary proceeds, as well as an annual mandatory prepayment in an amount equal to 50% of certain excess cash flow for the previous year.

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

$20.0 Million Revolving Credit Facility

In October 2011, we entered into a $20.0 million revolving credit facility. On December 14, 2012, in connection with our Merger with Empeiria Acquisition Corporation, this revolving credit facility was amended and restated. Borrowings under the line of credit bear interest at a rate determined by the lending institution, with a minimum rate of 1.5%. The interest rate at December 31, 2012 was 4.75%. The outstanding borrowings and amount available under the revolving credit facility as of December 31, 2012 was $14.9 million and $4.7 million, respectively.

On October 17, 2013, the Borrowers entered into the Second Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of the Revolving Facility from June 30, 2016 to March 31,

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

11. Debt and Redeemable Preferred Stock  – (continued)

2014, (2) delete (a) the net worth financial covenant, (b) the fixed charge coverage ratio, (c) the minimum liquidity test and (d) the total leverage ratio and (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant.

In connection with the Second Amendments described above, the Borrowers were required to (1) implement and comply with a cost reduction plan and (2) obtain (a) purchase orders or contracts with a value of not less than $28.0 million for the design, manufacture or servicing of one or more drilling rigs by October 31, 2013 or (b) at least $1.0 million in proceeds from the issuance of preferred stock by November 14, 2013. An event of default would have occurred under both the Term Facility and Revolving Facility if the Borrowers were unable to satisfy one of these requirements. As of October 1, 2013, the Company had implemented and was in compliance with the cost reduction plan and as of November 14, 2014, the Company had received net cash proceeds from a preferred stock investment in an aggregate amount of $1.0 million. As a result of the foregoing events, the Company was in compliance with the terms of its credit agreements.

On March 31, 2014, the Borrowers entered into the Third Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of Revolving Facility from March 31, 2014 to December 31, 2014, (2) insert a covenant regarding the fixed charge coverage ratio in the Credit Facilities, (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant in the Credit Facilities and (4) amend the calculation of the amount of revolving advances lenders are required to make under the Revolving Facility. The interest rate at December 31, 2013 was 7.75%. The outstanding borrowings and amount available under the revolving credit facility as of December 31, 2013 was $11.8 million and $2.8 million, respectively.

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

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

11. Debt and Redeemable Preferred Stock  – (continued)

EBITDA, maximum total leverage ratio and a limitation on capital expenditures. The Revolving Facility also includes customary events of default, including upon a change of control.

Compliance with Debt Covenants

At December 31, 2013 we were in compliance with all of our debt covenants related to our long term debt and financing arrangements.

As of December 31, 2013, future principal payments of debt are as follows (in thousands):

Years Ending December 31,	Debt
2014	$12,974
2015	22,746
2016 and thereafter	—
$35,720

12. Income Taxes

The Company is organized as a corporation and files a consolidated income tax return.

Income tax expense consisted of (in thousands):

	December 31,
	2013	2012
Current
State	$2	$267
Federal	68	—
	70	267
Deferred
State	30	(5)
Federal	3,843	510
	3,873	505
Total	$3,943	$772

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of these temporary differences and carryforwards were (in thousands):

	December 31,
	2013	2012
Deferred tax assets
Deferred tax asset-current
Allowance for bad debt	$258	$215
Warranty reserve	87	300
Accrued wages	554	234
Vacation allowance	93	216
Inventory allowance	121	69
Deferred tax asset – current	1,113	1,034
Valuation allowance	(980)	—
Deferred tax asset-current, net of valuation allowance	133	1,034

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

12. Income Taxes  – (continued)

	December 31,
	2013	2012
Deferred tax asset – long term
Intangibles	1,512	982
Fixed assets	(289)	(393)
Unrealized gain on warrants	(293)	(24)
Other	26	26
Net operating loss carryforwards and credits	2,637	2,274
Deferred tax asset – long term	3,593	2,839
Valuation allowance	3,726	—
Deferred tax assets (liabilities) – long-term, net of valuation allowance	$(133)	$3,873

We have a tax benefit of US net operating loss (“NOL”) carryforwards of $7.5 million that is available to offset future taxable income through January 1, 2033. The US NOL carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code.

The following table summarizes the differences between income tax expense based on the Company’s effective tax rate and the federal statutory rate of 34%:

	December 31,
	2013	2012
Income tax expense (benefit) at statutory rate	$(1,264)	$(169)
State taxes, net of benefit	(8)	173
Non-deductible transactions costs	502	598
Permanent differences and other	7	170
Valuation allowance	4,706	—
Tax expense	$3,943	$772

13. Defined Contribution Plans

The Company has a 401k plan for eligible employees; however during the years ended December 31, 2013 and 2012, we did not make any contributions to the plan.

14. Related Party Transactions

We have engaged in related party transactions with entities owned by our principal stockholder who is also our Chief Executive Officer. The Company has an operating lease for a 51,000 square foot facility/20 acre yard for its production and rig-up facility with SDC Black Hole, LP (“Black Hole”) which commenced on May 31, 2006. Black Hole is 100% owned by our principal stockholder and Chief Executive Officer. The initial monthly lease rate is $30 thousand and increases approximately 9.5% per year. The lease is for a five year term and expired on May 31, 2011. On June 1, 2011, the operating lease was renewed for 5 additional years. The initial monthly rate is $45 thousand and increases approximately 7.6% per year. In connection with the merger with EAC on December 14, 2012, the term of the lease was amended and currently expires on December 31, 2017. Total expense relating to this lease agreement amounted to $608 thousand and $630 thousand for the years ended December 31, 2013 and 2012.

The Company has an operating lease for an additional 12 acres of land adjacent to our facility with Ideco, LLC (“Ideco”) which commenced on April 1, 2008 for a five year term. Ideco is 33% owned by our principal stockholder and Chief Executive Officer and 67% owned by other stockholders. The initial monthly lease rate is $21 thousand and increases approximately 9.5% per year. In connection with the merger with

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

14. Related Party Transactions  – (continued)

EAC on December 14, 2012, the term of the lease was amended and currently expires on December 31, 2017. Total expense relating to this lease agreement amounted to $382 thousand and $304 thousand for the years ended December 31, 2013 and 2012, respectively.

The Company entered into an operating lease for 7,230 square foot facility for its corporate office with 9th Green LLC (“9th Green”) which commenced on February 1, 2011. 9th Green is 50% owned by our principal stockholder and Chief Executive Officer and 50% owned by a second stockholder. The initial monthly lease rate is $15 thousand and increases approximately 9.3% per year. In connection with the merger with EAC on December 14, 2012, the term of the lease was amended and currently expires on December 31, 2017. Total expense relating to this lease agreement amounted to $212 thousand and $217 thousand for the years ended December 31, 2013 and 2012, respectively.

The Company is required to pay International Drilling Equipment Company, LLC (“International”) royalties for each mast and each substructure that we manufacture. International is 50% owned by our principal stockholder and Chief Executive Officer and the other 50% is owned by a second stockholder. As part of the Merger with Empeiria Acquisition Corporation on December 14, 2012, International agreed to reduce the royalty payments from $25,000 to $12,500 for each mast and for each substructure. While our Chief Executive Officer owns 50% of International, as part of the aforementioned Merger Agreement, he agreed to waive his right to receive any royal payments from us. Any royalty payments to International will be distributed to the other stockholder of International. Total royalty payments made by the Company to International for the years ended December 31, 2013 and 2012 were $13 thousand and $558 thousand, respectively.

The Company had an operating lease for an airplane which commenced on December 7, 2005 and terminated on December 14, 2012 with Excalibur, Inc. (“Excalibur”). Excalibur is 100% owned by our principal stockholder and Chief Executive Officer. The lease rate was $10 thousand per month plus $2.5 thousand per hour of operation. Total lease payments made by the Company to Excalibur for the year ended December 31, 2012 was $627 thousand. No lease payments were made in 2013.

The Company leased a ranch facility from Independent Equipment, Inc. (“Independent”), which commenced on January 1, 2004 and terminated on December 14, 2012. Independent is 100% owned by our principal stockholder and Chief Executive Officer. The lease rate was $15 thousand per month. Total lease payments made by the Company to Independent for the year ended December 31, 2012 was $180 thousand. No lease payments were made in 2013.

The Company makes various payments relating to personal expenses of our principal stockholder and Chief Executive Officer. For 2012, these payments amounted to $1.3 million and were accounted as additional compensation. There were no such payments made in 2013.

15. Commitments and Contingencies

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

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

15. Commitments and Contingencies – (continued)

Legal Proceedings

On May 6, 2013, Drillmec, Inc. filed a lawsuit in the 281st Judicial District Court in Harris County, Texas (Drillmec, Inc. v. Integrated Drilling Equipment Company, et. al.) against Integrated Drilling Equipment Company Holdings, Inc., Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company, Stephen D. Cope and SDC Management Services, LLC. Drillmec alleges that the defendants acquired Drillmec’s drawings and technical specifications through an unrelated bidding process for offshore drilling rigs. In the pleadings, Drillmec claims that the defendants used this proprietary information in connection with its successful bid for the PEMEX contracts and asserts causes of action for misappropriation of trade secrets, conversion, interference with prospective relations, conspiracy, unjust enrichment and unfair competition. Drillmec is seeking damages in the form of the Company’s actual profits from the PEMEX contracts and the development costs that Drillmec incurred in developing the proprietary information in question. The Company intends to defend this litigation vigorously.

The Company produced documents in response to discovery requests on September 30, 2013. This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of December 31, 2013, for any potential liability arising from this litigation.

On February 28, 2014, Sidewinder Drilling Inc. filed a lawsuit in the 269th Judicial District Court in Harris County, Texas (Sidewinder Drilling Inc. v. Oil County Engineering Services, LTD., HYCO Canada U.L.C., and Integrated Drilling Equipment Company Holdings, Inc.). In the lawsuit, Sidewinder is seeking a judicial declaration that IDE is contractually responsible for all of the damages caused by the dropped mast on Rig 103 because “Delivery” of Rig 103 had not occurred at the time of the Rig 103 dropped mast incident. We intend to defend this litigation vigorously.

From time to time, the Company may be involved in other litigation matters arising in the ordinary course of business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party would have a material adverse effect on our business, financial condition or results of operation. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We have accruals for certain legal, environmental and self-insurance exposures.

Leases

We lease office and production facilities under operating lease agreements with related parties and unrelated third party lessors. Additionally, we lease certain office equipment under capital lease agreements.

Future minimum commitments under the capital lease agreements are as follows (in thousands):

Year Ending December 31,	Capital Leases
2014	$66
2015	60
2016	42
Thereafter	—
Total minimum lease payments	168
Less: Amounts representing interest	6
Present value of minimum lease payments	162
Less: Current portion	64
Total long term portion	$98

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

15. Commitments and Contingencies – (continued)

Future minimum commitments under the operating lease agreements are as follows (in thousands):

Year Ending December 31,	Operating Leases
2014	$1,249
2015	1,166
2016	1,102
2017	1,102
Thereafter	—
Total minimum lease payments	$4,619

The future minimum commitments above include lease payments of $4.4 million between us and related parties (See Note 14).

Rent expense for the years ended December 31, 2013 and 2012 totaled $2.8 million and $6.0 million, respectively.

Employment Agreements

In connection with the Merger with Integrated Drilling Equipment Company Holdings Inc. on December 12, 2012, we amended and restated the employment agreements with three officers of the Company. Two of the amended employment agreements have a term of three years and one has a term of one year. All of the agreements have a minimum base salary, annual incentive bonuses, auto allowances, and severance provisions. Bonuses are determined based on the Company achieving certain performance objectives and only one agreement has a guaranteed bonus. As of December 31, 2013, the total salary compensation, guaranteed bonuses, and auto allowance due over the remaining term of the agreements was approximately $2.7 million.

16. Segment Information

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

The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Revenues
Electrical(1)	$61,110	$94,243
Drilling(2)	49,210	223,836
Other/eliminations	(6,572)	(33,835)
Total revenues	103,748	284,244
Segment profit
Electrical	12,610	17,057
Drilling	1,262	990
Other/eliminations	(9,828)	(15,541)
Total segment profit	4,044	2,506

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

16. Segment Information  – (continued)

	December 31,
	2013	2012
Depreciation and amortization expense	2,162	1,964
Impairment of intangible assets	858	—
Interest expense	5,561	1,224
Other	(820)	(186)
Loss before income taxes	$(3,717)	$(496)

	December 31,
	2013	2012
Assets
Electrical	$48,575	$47,998
Drilling	17,883	39,464
Other/eliminations	(36,906)	(29,830)
Total assets	$29,552	$57,632
Capital expenditures
Electrical	$184	$765
Drilling	117	806
Other	45	269
Total capital expenditures	$346	$1,840

(1)	Includes $6,369 thousand and $33,835 thousand of inter-segment transactions for 2013 and 2012, respectively.
(2)	Includes $202 thousand and $0 thousand of inter-segment transactions for 2013 and 2012, respectively.

Revenues by Geographic Area:

	Years Ended December 31,
	2013	2012
United States	$103,224	$277,536
Outside the United States	524	6,708
Total revenues	$103,748	$284,244

The Company categorizes its revenues geographically based on the location to which our products are shipped or services are performed.

Assets by Geographic Area:

We do not have any foreign offices or facilities and all of our assets are geographically located in the United States.

17. Common Stock and Warrants

Common Stock

On December 14, 2012, we completed the Merger with IDE and issued 5,575,671 shares of our common stock to the former IDE stockholders. We have withheld 750,000 of these shares on behalf of the former IDE stockholders to satisfy any indemnification claims we have under the Merger Agreement. Depending on the amount of the indemnification claims that we may make, we will distribute the remaining 750,000 additional shares to the former IDE stockholders 18 months after December 14, 2012. In addition, if the trading price of

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

17. Common Stock and Warrants  – (continued)

our common stock exceeds certain thresholds before December 14, 2017, we will distribute up to 5,250,000 shares to the former IDE stockholders. Specifically:

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

The issuance of shares to the former IDE stockholders was exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the transaction did not involve a public offering.

On October 31, 2013, the Company issued 124,217 shares of common stock to TerraNova Capital Partners Inc. and its related parties to satisfy a $1.2 million obligation for financial advisory services provided to the Company in connection with the December 14, 2012 merger with Empeiria Acquisition Corp.

Common Stock Warrants

In connection with the $20.0 million Term Facility entered into on December 14, 2012, the Company issued Elm Park warrants to purchase 142,484 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. The issuance date fair value of these warrants was estimated to be $1.5 million and has been recorded as a deferred financing costs. The deferred financing costs are being amortized to expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 1%, expected volatility of 50%, no expected dividend yield and a term of ten years. Based upon the terms of the Elm Park warrants, they have been classified as a liability at fair value and will be adjusted for changes in fair value at each reporting date. All of the warrants issued in connection with the Term Facility were still outstanding as of December 31, 2013.

As part of the units sold in our initial public offering, the Company issued warrants to purchase up to 6,000,000 shares of our common stock (the “Public Warrants”). The Public Warrants have an exercise price of $11.50 per share and if unexercised, expire on December 14, 2017. We may redeem the outstanding Public Warrants at any time after they become exercisable, in whole and not in part, at a price of $0.01 per warrant, if the last sales price of our shares of common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. All of the Public Warrants issued in connection with our IPO were still outstanding as of December 31, 2013.

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

17. Common Stock and Warrants  – (continued)

Unit Purchase Option

In connection with our IPO, we sold to the representative of the underwriters, for $100.00, an option to purchase up to 600,000 units at $15.00 per unit (the “Purchase Option”). The units issuable upon exercise of the Purchase Option consist of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50. This option is currently exercisable on a cashless basis, in whole or in part, and will expire on June 15, 2016. All of the Purchase Options issued in connection with our IPO were still outstanding as of December 31, 2013.

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

18. Subsequent Events

Amendments to Credit Facilities

On March 31, 2014, the Company entered into the Third Amendment to the Term Facility and the Third Amendment to the Revolving Facility (See Note 2).

Settlement Agreement and Related Agreements

On April 7, 2014, the Company and Stephen Cope, our Chief Executive Officer and a director, entered into a Settlement Agreement and General Release (the “Settlement Agreement”). The Settlement Agreement settled any and all disagreements between the parties, including any claims arising from Mr. Cope’s employment agreement as it relates to his service as Chief Executive Officer of the Company. As part of the Settlement Agreement, Mr. Cope’s employment with the Company terminated on April 14, 2014, although he remains a director and Vice Chair of the Company. As part of the Settlement Agreement, we agreed to pay $292,307 to Mr. Cope and certain entities owned by him in full satisfaction of certain deferred payments, which payments will be paid by us once we have received down payments totaling at least $3 million with respect to contracted rig orders totaling at least $15 million. In addition, we also agreed to pay Mr. Cope an additional $45,000 if our financial statements for the year ending December 31, 2014 reflect EBITDA of at least $10 million.

In connection with the Settlement Agreement and the transactions contemplated therein, we issued two promissory notes dated April 7, 2014, to Mr. Cope. These promissory notes are in satisfaction of any severance payments or benefits owing to Mr. Cope under his employment agreement. The first promissory note, in the amount of $2,111,951.00, provides for bi-weekly installment payments of $40,614.44 until the note is paid in full. Interest accrues on the note at the rate of 9% per annum and interest on all past due amounts at the rate of 18% per annum. All interest shall accrue and be paid at maturity. Notwithstanding the foregoing, upon the earlier of (i) April 7, 2016 or (ii) the later to occur of (x) the date the Company determines that it would have had, after paying the note in full, liquidity of at least $5 million on each of two consecutive months’ end and (y) the date the Company has contracted backlog for drilling rigs and related equipment (1) of at least $75 million or (2) of $60 million (excluding the contracted backlog at IEC-Systems, LLC), then the entire amount of such note shall become due and payable. In addition, a mandatory prepayment on the note in the amount of $250,000 shall be due on the date, after March 31, 2014, that we receive deposits of at least $5 million for contracted backlog for drilling rigs and related equipment. This note is prepayable at any time without payment of any premium or fee.

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

18. Subsequent Events – (continued)

The second promissory note, in the amount of $408,169.00, provides for bi-weekly installment payments of $7,849.40 until the note is paid in full. Notwithstanding the foregoing, on April 8, 2016, all unpaid principal shall be due and payable. The note does not accrue interest and is prepayable at any time without payment of any premium or fee.

In connection with the Settlement Agreement, we entered into a sales representation agreement, dated April 7, 2014 (the “Sales Representation Agreement”), with Mr. Cope pursuant to which he was appointed an independent sales and marketing consultant for all products and services manufactured or provided by the Company. In general, the Sales Representation Agreement provides that we will pay Mr. Cope a commission of 1% based upon the final net selling price of any products and services by the Company to certain customers for specific projects.

Third Amended and Restated Certificate of Incorporation

Effective April 14, 2014, the Second Amended and Restated Certificate of Incorporation of the Company was amended and restated to provide that the Chief Executive Officer of the Company shall serve as an ex-officio member of the board of directors. In connection with the foregoing, the board of the directors was increased in size from six to seven members.

Bylaw Amendment

Effective April 14, 2014, the Bylaws of the Company were amended to provide for the creation of the office of Vice Chair, which is an honorary position that entitles its holder to no additional powers beyond those of an ordinary board member.

Expansion of Board of Directors

Effective April 14, 2014, our board of directors was expanded from six to seven members. Once a new Chief Executive Officer of the Company is appointed, such person will be appointed to the board of directors to fill this vacant board position. Such person will be a Class I director.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and includes controls and procedures designed to ensure that the information we disclose in our reports is communicated to our management to allow timely decisions regarding required disclosure. The design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on the evaluation referred to above, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were not effective as of December 31, 2013 due to the material weakness in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and for our assessment of the effectiveness of internal control over financial reporting.

Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of the unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013 as a result of the material weakness described below:

We did not maintain effective controls over the recording and review of journal entries for validity, accuracy, and completeness for substantially all significant accounts. Specifically, certain accounting personnel have the ability to prepare and post journal entries without an independent review that is designed with sufficient rigor and precision to prevent or detect an error. While this control deficiency did not result in any audit adjustments, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements and disclosures that would be not be prevented or detected.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report due to the Company being a“smaller reporting company”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers, and Corporate Governance

Name	Age	Position
Richard Dodson	61	President, Chief Operating Officer and Director(3)
N. Michael Dion	56	Chief Financial Officer
James N. Mills	76	Chairman of the Board(1)(2)(4)
Stephen Cope	61	Vice Chairman of the Board(4)
Alan B. Menkes	54	Director(4)
Richard Borstmayer	43	Director(1)(2)(4)
Richard N. Marshall	56	Director(1)(2)(4)

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Class I Director.
(4)	Class II Director.

Biographies of Directors and Executive Officers

Richard Dodson has been President, Chief Operating Officer and a director, since December 2012. Mr. Dodson is a Class I director whose term was scheduled to expire at our 2013 annual meeting of stockholders, however, since we did not hold an annual meeting in 2013 Mr. Dodson has remained a member of the board of directors. Prior to the Merger, and since March 2009, he was President and Chief Operating Officer of IDE. Mr. Dodson joined IDE in March 2008 as Executive Vice President of Operations. Prior to joining IDE, Mr. Dodson served in numerous capacities with TETRA Technologies, Inc., an oil and gas services company and a NYSE listed company, since 1994, including President and Managing Director of TETRA Applied Technologies, L.P. Mr. Dodson helped spearhead the growth at TETRA, both organically and through an aggressive acquisition program, which saw revenues grow from $65 million to over $1 billion. Prior to his tenure at TETRA, Mr. Dodson owned and operated Pace-Atlas, Inc., Soncett Energy, Sunstone Corporation and Luckenback Drilling. Mr. Dodson received an appointment to the United States Naval Academy and served as a commissioned officer in the U.S. Marine Corps. Mr. Dodson also attended Abilene Christian University. Mr. Dodson was appointed to our board of directors pursuant to the voting agreement, dated December 14, 2014, entered into by and among us, our Sponsor and the former IDE stockholders (as amended, the “Voting Agreement”).

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

James N. Mills has been Chairman of our board of directors since January 2011. Mr. Mills is a Class II director whose term expires at our 2014 annual meeting of stockholders. Mr. Mills also serves as Chairman of the Board and Chief Executive Officer of Mills & Partners, Inc., a management and investment firm that specializes in the acquisition and operation of commercial and industrial manufacturing companies. He has served in this role since the formation of Mills & Partners, Inc. in 1985. At various times Mr. Mills has served as Chairman of the Board and Chief Executive Officer of each of the Mills & Partners portfolio companies, including Clarke Floor Equipment, Palco Industries, Wirekraft Industries, Berg Electronics, Jackson Products, Crain Holdings, International Wire Group, and Viasystems Group. Mr. Mills also previously served on the board of directors of Conner Steel Products, a manufacturer of equipment for the oil and gas industry from June 2006 to May 2011. Mr. Mills has over 40 years of operating experience in senior and corporate level positions with a variety of successful major manufacturing companies. From 1978 to 1985 Mr. Mills was a senior executive of McGraw-Edison Company, a company engaged in the electronic, industrial, commercial, and automotive industries. At McGraw-Edison, he served as Executive Vice President of the Industrial, Power Systems and Service sectors, where he was responsible for $1.1 billion of corporate revenue, President of the Industrial Group and President of the Bussmann Division, where he led a major corporate divestiture program that resulted in the sale of 15 operating companies with combined sales of over $1 billion. From 1977 to 1978, Mr. Mills served as Executive Vice President of the Admiral Group of Rockwell International and as President and Chief Executive Officer of Litton Industries’ Royal Typewriter Division. He attended the University of Missouri, majoring in Business Administration. Following the Merger, Mr. Mills serves as a Class II director pursuant to the Voting Agreement.

Stephen Cope has been a director since December 2012 and Vice Chairman of our board of directors since April 14, 2014. Mr. Cope is a Class II director whose term expires at our 2014 annual meeting of stockholders. Mr. Cope served as our Chief Executive Officer from December 14, 2012 until April 14, 2014. Prior to the Merger, Mr. Cope was IDE’s Chairman and Chief Executive Officer since the founding of IEC, a division of IDE, in 1991. Under his leadership, IDE grew to almost $300 million in revenue while enhancing and developing new product lines and global strategies. Mr. Cope began his oilfield career in 1976 with Rig-A-Lite Co. where he was responsible for worldwide products and distributor sales. Mr. Cope has extensive contacts and experience in both the U.S. drilling industry and in international drilling operations. Mr. Cope served four years in the United States Marine Corps from 1969 to 1971. Mr. Cope attended San Jacinto College in Houston, Texas. Mr. Cope was appointed to our board of directors pursuant to the Voting Agreement.

Alan B. Menkes has been a director since January 2011. Mr. Menkes is a Class II director whose term expires at our 2014 annual meeting of stockholders. Prior to the Merger, he served as our Chief Executive Officer since January 2011. Over a 25-year career in the private equity business, Mr. Menkes has played a lead role in 21 platform transactions and more than 50 add-on acquisitions totaling approximately $1 billion in equity capital and almost $7 billion in total enterprise value. From 2009 to 2011, Mr. Menkes was a Managing Partner of G2 Investment Group, a diversified financial services firm. From 2007 to 2009, he was a partner at Enterprise Infrastructure Ventures, a real estate investment firm focused on acquiring and developing data centers and other mission-critical real estate assets. From 2002 to the present, Mr. Menkes has also been the Managing Partner of Empeiria Capital LLC, a private equity firm he co-founded. From 1999 to 2002, he was Co-Director of Private Equity and a member of the Executive Committee of Thomas Weisel Partners, an investment banking and investment management firm focused on growth sectors. From 1992 to 1998, Mr. Menkes was a Vice President and partner at Hicks, Muse, Tate & Furst Inc., a leveraged buyout firm. Prior to Hicks Muse, he was with The Carlyle Group, a global alternative investment manager, from its founding in 1987 to 1992. Mr. Menkes currently serves on the board of directors of CS Technology, a private IT consulting firm focused on data centers and physical IT infrastructure. He previously served on the board of directors of Conner Steel Products, a private manufacturer of equipment for the oil and gas industry, from June 2006 to May 2011, and Stellent, Inc., a publicly-traded software company, from January 2004 to December 2006. Since August 2011, Mr. Menkes has served on the board of directors of BGS Acquisition Corp, a blank check company. He graduated Phi Beta Kappa from the University of Virginia, where he earned his B.A. in Economics with Highest Distinction. Mr. Menkes earned an M.B.A. with Distinction from the Wharton School at the University of Pennsylvania. Following the Merger, Mr. Menkes serves as a Class II director pursuant to the Voting Agreement.

Richard Borstmayer has been a director since August 2013. Mr. Borstmayer is a Class II director whose term expires at our 2014 annual meeting of stockholders. From April 2010 to present, Mr. Borstmayer served as the General Manager of Engineering and Operations at GeoSouthern Energy Company, an oil and gas exploration company located in The Woodlands, Texas. Mr. Borstmayer also served on the Board of Directors at GeoSouthern until its sale to Devon Energy in March 2014. From March 2008 to March 2010, Mr. Borstmayer was the Director of Drilling operations at Milagro Exploration Company, an oil exploration company located in Houston Texas. From March 2001 to February 2008, Mr. Borstmayer held drilling manager operational roles with increasing responsibilities at Anadarko Petroleum Corporation, a Houston, Texas based energy company. From May 1998 to March 2001, Mr. Borstmayer was the Drilling Operations Superintendent for Basic Resources International, an oil and gas exploration company located in Guatemala, Central America. From May 1990 to May 1998, Mr. Borstmayer held drilling operational roles with increasing responsibilities for Union Pacific Resources at various operations in Texas. Mr. Borstmayer received a Bachelor of Science in petroleum engineering from Texas A&M University in 1992. Mr. Bortsmayer was appointed to our board of directors pursuant to the Voting Agreement.

Richard N. Marshall has been a director since August 2013. Mr. Marshall is a Class II director whose term expires at our 2014 annual meeting of stockholders. From November 2006 through March, 2012, Mr. Marshall served as the Senior Vice President and Chief Financial Officer of Southern Union Company, a diversified natural gas company headquartered in Houston, Texas and engaged primarily in the transportation, storage, gathering, processing and distribution of natural gas. From 2001 through November, 2006, Mr. Marshall served as Vice President and Treasurer of Southern Union Company. Prior to 2001, Mr. Marshall served as Vice President and Treasurer of PG Energy, a natural gas local distribution company located in Northeastern Pennsylvania. Mr. Marshall received a Bachelor of Science in accounting from Wilkes University in 1980. Mr. Marshall was appointed to our board of directors pursuant to the Voting Agreement.

Board of Directors

Classes of Directors

Our board of directors is divided into two classes with each class serving two-year terms, such that the term of one class expires at each annual meeting of stockholders. Our Class II directors are Richard Borstmayer, Richard N. Marshall, Alan B. Menkes, James N. Mills and Stephen Cope. Their terms expire at our 2014 annual meeting of stockholders. Our Class I director is Richard Dodson. His term was scheduled to expire at our 2013 annual meeting of stockholders, however, since we did not hold an annual meeting in 2013 Mr. Dodson has remained a member of the board of directors. At the next annual meeting of stockholders, Mr. Dodson’s Class I director position will be put up for nomination along with the Class II directors whose terms expire at the 2014 annual meeting of stockholders. However, the term of the Class I director l elected at such meeting is expected to expire at the 2015 annual meeting of stockholders whereas the terms of the Class II directors elected at such meeting will expire at the 2016 annual meeting of stockholders.

Effective April 14, 2014, our board of directors was expanded from six to seven members. Once a new Chief Executive Officer of the Company is appointed, such person will be appointed to the board of directors to fill this vacant board position. Such person will be a Class I director.

Director Independence

We have adopted the independence standard of the NYSE MKT marketplace rules. Currently, Richard Borstmayer, Richard N. Marshall and James N. Mills are our independent directors. From April 30, 2013, until their resignations on May 4, 2013, Robert L. Potter and Randall D. Stilley were members of our board of directors. Each of Messrs. Potter and Stilley were Class II directors and were independent directors under the NYSE MKT marketplace rules.

Board Committees and Meetings

Our board of directors has two standing committees, the Audit Committee and the Compensation Committee. Our board of directors does not have a nominating committee or a committee performing the functions of a nominating committee.

If we were to list on either the NYSE or Nasdaq, we would expect to be considered a “controlled company” under the NYSE or Nasdaq rules. Under NYSE and Nasdaq rules, a company in which an individual or group holds more than 50% of the voting power is a controlled company. Currently, the group created by the Voting Agreement beneficially owns approximately 78% of our common stock. As a “controlled company,” we would expect to be exempt from, among other things, the provisions of the NYSE and Nasdaq rules requiring that (1) we have a nominating committee composed entirely of independent directors and (2) we have a compensation committee composed entirely of independent directors. If we were to list on either the NYSE or Nasdaq, we intend to use certain of these exemptions.

Audit Committee

In connection with the Merger, we formed our Audit Committee and adopted a written charter for the committee. Our Audit Committee met six times during the year ended December 31, 2013. The principal duties and responsibilities of our Audit Committee are:

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

Our Audit Committee is required to be composed of directors who are “financially literate,” meaning they are able to read and understand fundamental financial statements, including our balance sheet, income statement and cash flow statement. In addition, the Audit Committee must have at least one member who qualifies as an “audit committee financial expert” as defined in the rules and regulations of the SEC. Currently, Richard Borstmayer, Richard N. Marshall and James N. Mills are members of our Audit Committee. Our board of directors has determined that Mr. Mills qualifies as an “audit committee financial expert,” as defined in the rules and regulations of the SEC. Our board of directors has also determined that Mr. Borstmayer, Mr. Marshall and Mr. Mills are independent under applicable SEC and NYSE MKT rules.

Compensation Committee

In connection with the Merger, we formed our Compensation Committee and adopted a written charter for the committee. The Compensation Committee charter’s was amended and restated effective April 14, 2014. Our Compensation Committee met once during the year ended December 31, 2013. The principal duties and responsibilities of our Compensation Committee are:

•	Evaluating the performance of and determining the compensation for the Company’s executive officers, including its chief executive officer.
•	Administering and making recommendations to the board of directors with respect to the Company’s equity incentive plans.
•	Assisting in succession planning.
•	Overseeing regulatory compliance with respect to compensation matters.
•	Reviewing and approving employment or severance arrangements with senior management.
•	Reviewing director compensation policies and making recommendations to the board of directors.
•	Reviewing and approving the Compensation Discussion and Analysis and the Compensation Committee Report to be included in our annual proxy statement.
•	Reviewing the adequacy of the Compensation Committee charter on an annual basis.

Currently, Richard Borstmayer, Richard N. Marshall and James N. Mills are members of our Compensation Committee. Our board of directors has determined that Mr. Borstmayer, Mr. Marshall and Mr. Mills are independent under applicable SEC and NYSE MKT rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of our equity securities with the SEC. We believe that, during the year ended December 31, 2013, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were satisfied except that:

•	Empeiria Investors LLC was late in reporting one transaction and filing one Form 4.
•	Stephen Cope was late in reporting one transaction and filing one Form 4.
•	Richard Bortsmayer failed to file a Form 3 upon being appointed a director of the Company on August 16, 2013. Mr. Bortsmayer intends to remedy this failure to file by filing a late Form 3.
•	Richard N. Marshall was late filing his Form 3 upon being appointed a director of the Company on August 16, 2013.
•	Robert L. Potter failed to file a Form 3 upon being appointed a director of the Company on April 30, 2013. Mr. Potter resigned as a director of the Company on May 4, 2013.
•	Randall D. Stilley failed to file a Form 3 upon being appointed a director of the Company on April 30, 2013. Mr. Stilley resigned as a director of the Company on May 4, 2013.
•	James N. Mills filed a late Form 4 reporting four transactions.
•	Alan B. Menkes filed a late Form 4 reporting four transactions.
•	N. Michael Dion filed a late Form 4 reporting eight transactions.

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

Other Benefits and Perquisites.  Consistent with our compensation philosophy, we provide medical, dental, vision and life and disability insurance coverage to our executive officers. In addition, we will permit Mr. Cope to use corporate aircraft services for limited personal use consistent with the expense policy we have implemented. We do not intend to reimburse Mr. Cope for taxes, fuel and landing fees incurred in connection with any non-business, personal use. Our board of directors will retain the discretion to revise, amend or add to the executive officer benefits that we provide if it deems it advisable.

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

Summary Compensation Table

The following table sets forth the compensation paid to our named executive officers during the fiscal years ended December 31, 2013 and 2012.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation(3) ($)	Total ($)
Stephen Cope(1) Former Chief Executive Officer	2013	498,729	—	—	—	—	—	11,077	509,806
	2012	37,328	—	—	—	—	—	1,846	39,174
Richard Dodson President and Chief Operating Officer	2013	237,959	—	—	—	—	—	8,308	246,267
	2012	21,873	5,468	—	—	—	—	1,385	28,726
N. Michael Dion Chief Financial Officer	2013	196,154	—	—	—	—	—	—	196,154
	2012	—	—	—	—	—	—	—	—
Alan Menkes(2) Former Chief Executive Officer	2013	—	—	—	—	—	—	—	—
	2012	—	—	—	—	—	—	—	—

(1)	Mr. Cope was appointed Chief Executive Officer of the Company following the Merger on December 14, 2012, and served in such position until April 14, 2014. Prior to the Merger, Mr. Cope served as Chief Executive Officer of the acquired company, IDE.
(2)	Mr. Menkes served as the Chief Executive Officer of the Company from January 2011 to December 14, 2012.
(3)	All other compensation consisted of auto allowances.

From June 15, 2011 to December 14, 2012, we paid our Sponsor a monthly management fee of $10,000, which was used by our Sponsor to compensate our former President, Keith Oster, for services. Other than as set forth above, prior to the Merger, no compensation, including finder’s and consulting fees, was paid to any of our officers, directors or any of their respective affiliates, for their services. We did reimburse our officers and directors for out-of-pocket expenses incurred in connection with activities on our behalf, such as attending Company board meetings, identifying prospective target businesses and performing due diligence on suitable business transactions.

In connection with the Merger, we entered into amended and restated employment agreements with Mr. Cope, and an employment agreement with Mr. Dodson, each of which became effective upon the completion of the Merger.

Pursuant to the employment agreements, Mr. Cope served as our Chief Executive Officer until his employment was terminated on April 14, 2014, and Mr. Dodson serves as our President and Chief Operating Officer. The agreements are for an initial term of three years with automatic annual one-year renewals thereafter unless a written notice of nonrenewal is provided by either party in accordance with the terms of the agreement.

Under his employment agreement, Mr. Cope’s base salary was $600,000 and his target annual bonus was 100% of base salary, with guaranteed bonuses of $300,000 for each of 2013, 2014 and 2015. Under his employment agreement, Mr. Dodson’s base salary is $285,000 and his target annual bonus is 100% of base salary. Mr. Cope and Mr. Dodson took voluntary salary reductions in 2013. Therefore, the reported salary in the above table was less than the base salaries as per their respective employment agreements. All annual bonuses pursuant to these agreements are subject to the formal bonus process and the performance objectives described above in “Short-Term Incentives.”

Subject to our board’s subjective assessment of each executive’s individual performance and overall corporate performance, our executives will also be eligible to receive an award of options. Any options are expected to vest ratably over a four year period and to be restricted from being exercised until the closing price of our common stock exceeds $12 for any 20 trading days within a 30-trading day period. Notwithstanding the foregoing, it is expected that any options granted would vest fully and be exercisable upon a change-in-control. No options were granted in 2013.

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

As of December 31, 2013, our named executive officers did not hold any outstanding equity awards.

Potential Payments upon Termination or Change-In-Control

Subject in part to the applicable executive’s release of claims against the Company, upon a termination without “cause” or a resignation by the executive for “good reason”, the executive is entitled to the following severance payments and benefits: (a) for Mr. Cope, 200% base salary, 200% target annual bonus, and a cash payment equal to 24 months of company COBRA costs, payable in a lump sum, along with accelerated vesting of certain equity awards; (b) and for Mr. Dodson, 200% base salary, 200% target annual bonus, and a cash payment equal to 24 months of company COBRA costs, payable in a lump sum, along with accelerated vesting of certain equity awards.

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

Pursuant to the terms of the employment agreements, each executive agrees to maintain the confidentiality of our proprietary information. Each executive also agrees not to compete with us and not to solicit our employees during employment and for a period of two years thereafter for Mr. Cope and one year thereafter for Mr. Dodson.

On April 7, 2014, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Mr. Cope. The Settlement Agreement settled any and all disagreements between the parties, including any claims arising from Mr. Cope’s employment agreement as it relates to his service as Chief Executive Officer of the Company. As part of the Settlement Agreement, Mr. Cope’s employment with the Company terminated on April 14, 2014, although he remains a director and Vice Chair of the Company. As part of the Settlement Agreement, we agreed to pay $292,307 to Mr. Cope and certain entities owned by him in full satisfaction of certain deferred payments, which payments will be paid by us once we have received down payments totaling at least $3 million with respect to contracted rig orders totaling at least $15 million. In addition, we also agreed to pay Mr. Cope an additional $45,000 if our financial statements for the year ending December 31, 2014 reflect EBITDA of at least $10 million.

In connection with the Settlement Agreement and the transactions contemplated therein, we issued two promissory notes dated April 7, 2014, to Mr. Cope. These promissory notes are in satisfaction of any severance payments or benefits owing to Mr. Cope under his employment agreement. The first promissory note, in the amount of $2,111,951.00, provides for bi-weekly installment payments of $40,614.44 until the note is paid in full. Interest accrues on the note at the rate of 9% per annum and interest on all past due amounts at the rate of 18% per annum. All interest shall accrue and be paid at maturity. Notwithstanding the foregoing, upon the earlier of (i) April 7, 2016 or (ii) the later to occur of (x) the date the Company determines that it would have had, after paying the note in full, liquidity of at least $5 million on each of two consecutive months’ end and (y) the date the Company has contracted backlog for drilling rigs and related equipment (1) of at least $75 million or (2) of $60 million (excluding the contracted backlog at IEC-Systems, LLC), then the entire amount of such note shall become due and payable. In addition, a mandatory prepayment on the note in the amount of $250,000 shall be due on the date, after March 31, 2014, that we receive deposits of at least $5 million for contracted backlog for drilling rigs and related equipment. This note is prepayable at any time without payment of any premium or fee.

The second promissory note, in the amount of $408,169.00, provides for bi-weekly installment payments of $7,849.40 until the note is paid in full. Notwithstanding the foregoing, on April 8, 2016, all unpaid principal shall be due and payable. The note does not accrue interest and is prepayable at any time without payment of any premium or fee.

In connection with the Settlement Agreement, we entered into a sales representation agreement, dated April 7, 2014 (the “Sales Representation Agreement”), with Mr. Cope pursuant to which he was appointed an independent sales and marketing consultant for all products and services manufactured or provided by the Company. In general, the Sales Representation Agreement provides that we will pay Mr. Cope a commission of 1% based upon the final net selling price of any products and services by the Company to certain customers for specific projects.

Director Compensation

Since the formation of our Company in January 2011, we have not paid compensation, including finder’s and consulting fees, or awarded any equity to any of our directors or any of their respective affiliates, for their services as directors.

Directors are reimbursed for out-of-pocket expenses incurred in connection with activities on our behalf, such as attending Company board meetings, identifying prospective target businesses and performing due diligence on suitable business transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding the beneficial ownership of our equity securities as of April 4, 2014 for:

•	Each of our named executive officers and directors.
•	All of our executive officers and directors as a group.
•	Each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

As of April 4, 2014, there were 8,809,917 shares of our common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the tables have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

In connection with the completion of the Merger, we entered into a voting agreement with our Sponsor and some of our stockholders (together, the “Voting Group”), dated as of December 14, 2012 (the “Voting Agreement”), creating a group under Rule 13d-3 of the Exchange Act. Each member of the Voting Group has sole dispositive power over the following number of shares of common stock: our Sponsor (1,278,000); Stephen Cope (3,137,867); Kelly Cook (96,025); Lauren Little (96,025); Stephen K. Cope (96,025); Vicki Cope (96,025); SDC Management Services, LLC (40,269); Ronald Moreau (851,839); Eric Storm (534,644); Jeff Sweet (255,241); Richard Dodson (309,759); Bruce Burnham (30,976); and Greg Kimbrough (30,976). The Voting Group has shared voting power with respect to all the shares subject to the Voting Agreement. As a result of entering into the Voting Agreement, each member of the Voting Group may be deemed to beneficially own all of the shares of common stock owned by the members of the Voting Group. The Voting Agreement will automatically terminate upon the earlier of (a) the affirmative vote of (i) the Sponsor and certain related parties holding at least 51% of the shares of common stock subject to such agreement and (ii) the former IDE stockholders holding at least 51% of the shares of common stock subject to such agreement and (b) the date upon which the Sponsor, certain parties related to the Sponsor and the former IDE stockholders, taken together, hold less than 25% of our outstanding common stock. For additional information about the terms and provisions of the Voting Agreement, see “Certain Relationships and Related Transactions — Voting Agreement.” The following table does not reflect the additional shares of common stock that each member of the Voting Group may be deemed to beneficially own as a result of joining the Voting Group.

Information in the tables:

•	Reflects the lapse of restrictions on 709,500 shares of common stock upon the completion of Merger.
•	Reflects the exchange of our Sponsor’s Placement Warrants for 39,000 shares of common stock.
•	Reflects the distribution of 748,500 shares by our Sponsor to its members under the terms of its operating agreement.
•	Reflects that none of the up to 5,250,000 shares that we hold on behalf of the former IDE stockholders that are distributable to the former IDE stockholders upon the satisfaction of certain stock price conditions or a change in control (other than the initial business transaction) within the five-year period following the completion of the Merger have been distributed.

Directors and Named Executive Officers

	Number of Shares of Common Stock Beneficially Owned		Approximate Percentage of Outstanding Shares of Common Stock	Number of Shares of Series C Preferred Stock Beneficially Owned	Approximate Percentage of Outstanding Shares of Series C Preferred Stock
Stephen Cope(1)	3,178,136	(2)(3)	36.1%	5,000	100%
Alan B. Menkes(4)	404,015	(5)	4.6%	0	—
N. Michael Dion(4)	374,729	(6)	4.3%	0	—
Richard Dodson(1)	309,759	(3)	3.5%	0	—
James N. Mills(4)	180,442	(7)	2.0%	0	—
Richard Borstmayer(1)	0		—	0	—
Richard Marshall(1)	0		—	0	—
All directors and executive officers as a group (7 persons)(8)	4,447,081		50.5%	5,000	100%

(1)	The business address of each of these beneficial owners is c/o Integrated Drilling Equipment Company Holdings, LLC, 25311 I-45 North, Woodpark Business Center, Bldg. 6, Spring, TX 77380.
(2)	Amount includes 3,137,867 shares of common stock directly owned by Mr. Cope and 40,269 shares of common stock indirectly owned by Mr. Cope attributable to SDC Management, LLC, a Texas limited liability company, which is solely owned by Mr. Cope. All of these shares are subject to the Voting Agreement.
(3)	Pursuant to the Merger Agreement, a portion of the shares of common stock (“Holdback Shares”) to be issued as consideration to the former IDE stockholders were issued to the Company to hold on behalf of the former IDE stockholders and are subject to forfeiture during the eighteen-month period following the Merger to satisfy indemnification claims. The amounts above reflect 427,500 and 41,666 Holdback Shares which are being held by the Company for the benefit of Mr. Cope and Mr. Dodson, respectively. Mr. Cope and Mr. Dodson do not have voting power with respect to these shares.
(4)	The business address of each of these beneficial owners is c/o Empeiria Investors LLC, 142 W. 57th Street, 11th Floor, New York, NY 10019.
(5)	Includes 404,015 shares of common stock owned directly as a result of a transfer made by our Sponsor to Mr. Menkes on May 2, 2011 and the distribution by our Sponsor to Mr. Menkes of shares of common stock that were released from transfer restrictions upon the completion of the Merger. 146,970 of the shares of common stock owned by Mr. Menkes directly are subject to transfer restrictions that will lapse upon the occurrence of any of the following events (the “Restriction Lapse Events”): (a) when the closing price of the shares of common stock exceeds $12.00 for any 20 trading days within a 30-trading day period, (b) when the closing price of the shares of common stock exceeds $13.50 for any 20 trading days within a 30-trading day period, (c) when the closing price of the shares of common stock exceeds $15.00 for any 20 trading days within a 30-trading day period and (d) when the closing price of the shares of common stock exceeds $17.00 for any 20 trading days within a 30-trading day period or earlier, in any case, if we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a merger or other change in the majority of our board of directors or management team in which the Company is the surviving entity.

With respect to any shares released from transfer restrictions, our Sponsor is required to distribute them to its members within 60 days of such release.
(6)	Amount includes 173,924 shares of common stock directly owned by Mr. Dion, 154,425 shares of common stock indirectly owned by Mr. Dion attributable to NMD Retirement LLC, a limited liability company, which is solely owned by Mr. Dion, and 46,380 shares of common stock indirectly owned by Mr. Dion attributable to the Dion Family 2011 Trust, the trustee of which is Mr. Dion’s brother and the beneficiaries are Mr. Dion’s children. Mr. Dion has shared voting and investment power over the shares held by the Dion Family 2011 Trust. The 154,425 shares of common stock held by NMD Retirement LLC were acquired by NMD Retirement LLC as a result of a transfer made by our Sponsor to NMD Retirement LLC on May 2, 2011. The 173,924 shares of common stock held by Mr. Dion and the 46,380 shares of common stock held by the Dion Family 2011 Trust were acquired by Mr. Dion and the Dion Family 2011 Trust as the result of a distribution to Mr. Dion and the Dion Family 2011 Trust by our Sponsor of shares of common stock that were released from transfer restrictions upon the completion of the Merger. 123,450 of the shares of common stock held by NMD Retirement LLC are subject to transfer restrictions that will lapse upon the occurrence of further Restriction Lapse Events.
(7)	Amount includes 180,442 shares of common stock beneficially owned by Mr. Mills directly as a result of a transfer made by our Sponsor to Mr. Mills on May 2, 2011 and the distribution by our Sponsor to Mr. Mills of shares of common stock that were released from transfer restrictions upon the completion of the Merger. 56,232 of the shares of common stock owned by Mr. Mills directly are subject to transfer restrictions that will lapse upon the occurrence of further Restriction Lapse Events.
(8)	The directors and executive officers group includes Stephen Cope, Richard Dodson, Alan B. Menkes, James N. Mills, N. Michael Dion, Richard Borstmayer and Richard Marshall.

Five Percent Holders

	Number of Shares of Common Stock Beneficially Owned		Approximate Percentage of Outstanding Shares of Common Stock	Number of Shares of Series A Preferred Stock Beneficially Owned	Approximate Percentage of Outstanding Shares of Series A Preferred Stock	Number of Shares of Series B Preferred Stock Beneficially Owned	Approximate Percentage of Outstanding Shares of Series B Preferred Stock
Voting Group(1)	6,853,671		77.8%	0	—	0	—
Empeiria Investors LLC(2)	1,278,000	(3)	14.5%	25,000	100%	5,000	100%
AQR Capital Management, LLC(4)	905,237		9.4%	0	—	0	—
Wexford Capital LP(5)	835,500		8.7%	0	—	0	—

(1)	According a Schedule 13D filed on January 18, 2013, the Voting Group entered into the Voting Agreement, which created a group under Rule 13d-3 of the Exchange Act. Each member of the Voting Group has sole dispositive power over the following number of shares of common stock: our Sponsor (1,278,000); Stephen Cope (3,137,867); Kelly Cook (96,025); Lauren Little (96,025); Stephen K. Cope (96,025); Vicki Cope (96,025); SDC Management Services, LLC (40,269); Ronald Moreau (851,839); Eric Storm (534,644); Jeff Sweet (255,241); Richard Dodson (309,759); Bruce Burnham (30,976); and Greg Kimbrough (30,976). The Voting Group has shared voting power with respect to all the shares subject to the Voting Agreement. Our Sponsor’s address is c/o Empeiria Investors LLC, 142 W. 57th Street, 12th Floor, New York, NY 10019. The business address of the remaining members of the Voting Group is c/o Integrated Drilling Equipment Company Holdings, LLC, 25311 I-45 North, Woodpark Business Center, Bldg. 6, Spring, TX 77380.
(2)	The business address of Empeiria Investors LLC, is 142 W. 57th Street, 12th Floor, New York, NY 10019.
(3)	Shares held by our Sponsor include 1,278,000 shares of common stock, of which 319,500 will be released from transfer restrictions upon the date of each of the following remaining events: (i) when the closing price of the shares of common stock exceeds $12.00 for any 20 trading days within a 30-trading day period, (ii) when the closing price of the shares of common stock exceeds $13.50 for any 20 trading days within a 30-trading day period, (iii) when the closing price of the shares of common stock exceeds $15.00 for any 20 trading days within a 30-trading day period and (iv) when the closing price of the shares of common stock exceeds $17.00 for any 20 trading days within a 30-trading day period or earlier, in any case, if we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a merger or other change in the majority of our board of directors or management team in which the Company is the surviving entity. With respect to any shares released from transfer restrictions, our Sponsor is required to distribute them to its members within 60 days of such release. All 1,278,000 shares of common stock held by our Sponsor are subject to the Voting Agreement.
(4)	According to a Schedule 13G/A filed on February 11, 2014, AQR Capital Management, LLC (“AQR”) serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company which holds 5.1% of the total shares of our common stock reported by AQR. AQR beneficially owns 89,237 shares of common stock and 816,000 warrants which are currently exercisable for one share of common stock per warrant. AQR has shared voting and dispositive power over such securities. Reporting persons have an address at Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(5)	According to a Schedule 13G/A filed with the SEC on February 14, 2014, Wexford Capital LP is the investment manager of Wexford Catalyst Trading Limited and Wexford Spectrum Trading Limited (together, the “Wexford Entities”) and by reason of its status as such may be deemed to beneficially own the interest in the securities of which the Wexford Entities possess beneficial ownership. Wexford GP LLC (“Wex GP”) is the general partner of Wexford Capital and by reason of its status as such may be deemed to beneficially own the interest in the securities of which the Wexford Entities possess beneficial ownership. Each of Charles E. Davidson (“Davidson”) and Joseph M. Jacobs (“Jacobs”) may, by reason of his status as a controlling person of Wex GP, be deemed to beneficially own the interests in the securities of which the Wexford Entities possess beneficial ownership. Each of Wexford Capital, Wex GP, Davidson and Jacobs disclaims beneficial ownership of the securities owned by the Wexford Entities except, in the case of Davidson and Jacobs, to the extent of their interests in each member of the Wexford Entities. Wexford Capital has shared voting and dispositive power over 835,500 warrants that are currently exercisable for one share of common stock per warrant; Wex GP has shared voting and dispositive power over 835,500 warrants that are currently exercisable for one share of common stock per warrant; Wexford Spectrum Trading Limited has shared voting and dispositive power over 626,625 warrants that are currently exercisable for one share of common stock per warrant; Wexford Catalyst Trading Limited has shared voting and dispositive power over 208,875 warrants that are currently exercisable for one share of common stock per warrant; Davidson has shared voting and dispositive power over 835,500 warrants that are currently exercisable for one share of common stock per warrant; and Jacobs has shared voting and dispositive power over 835,500 warrants that are currently exercisable for one share of common stock per warrant. The address of each of these reporting persons is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, Connecticut 06830.

Equity Compensation Plan Information

As of December 31, 2013, we did not have any compensation plans (including any individual compensation arrangements) under which our securities were authorized for issuance. We may adopt an equity compensation plan in the future and intend to submit any equity compensation plan to our stockholders for approval.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a summary of transactions that occurred on or were in effect after January 1, 2012 to which we have been a party, or which are currently proposed, in which the amount involved exceeded $120,000 and in which any of our executive officers, directors, beneficial holders of more than 5% of our common stock, or any of such persons immediate family members, had or will have a direct or indirect material interest.

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

On February 25, 2013, we entered into a Placement Warrant Exchange Agreement with our Sponsor (the “Placement Warrant Exchange Agreement”). Pursuant to this agreement, on February 25, 2013, we issued 39,000 shares of common stock (the “Warrant Cancellation Shares”) to our Sponsor in exchange for the cancellation of our Sponsor’s Placement Warrants.

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

Services From Sponsor

From June 15, 2011 to December 14, 2012, we paid our Sponsor $5,000 per month for office space and general and administrative services, including but not limited to receptionist, secretarial and general office services. We also paid our Sponsor a management fee of $10,000 per month which was used by our Sponsor to pay our former President, Keith Oster, for services. These arrangements terminated upon the completion of the Merger on December 14, 2012.

Merger

On October 19, 2012, we entered into the Merger Agreement. Pursuant to the Merger Agreement and in accordance with the terms of our certificate of incorporation, on October 19, 2012, we commenced a tender offer to purchase up to 5,520,000 shares of IDE’s issued and outstanding common stock for $10.20 per share. The Offer expired at 5:00 p.m. on December 13, 2012. We promptly purchased 5,448,971 shares of IDE’s common stock in the offer for $55.6 million.

On December 14, 2012, we completed the Merger and issued 4,825,671 shares of our common stock to the former IDE stockholders. We are holding 750,000 additional shares on behalf of the former IDE stockholders to satisfy any indemnification claims we have under the Merger Agreement. Depending on the amount of the indemnification claims that we may make, we will distribute the remaining 750,000 additional shares to the former IDE stockholders 18 months after December 14, 2012. In addition, if the trading price of our common stock exceeds certain thresholds before December 14, 2017, we will distribute up to 5,250,000 shares to the former IDE stockholders including Stephen Cope, our Vice Chairman of the board of directors and former Chief Executive Officer, Richard Dodson, our President, Chief Operating Officer and a director, Kelly Cope, Lauren Little, Steven K. Cope and Vicki Cope. Specifically:

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

Additionally, in connection with the closing of the Merger, the former IDE stockholders received $20.0 million in cash. The former IDE stockholders were also entitled to receive an additional cash payment of up to $10.0 million, equal to the amount, if any, by which 2013 EBITDA (as defined in the Merger Agreement) exceeds $30.0 million, multiplied by 0.5. The 2013 EBITDA did not reach $30.0 million and, as a result, the former IDE stockholders did not receive any additional cash payments.

Preferred Stock Purchase Agreements

On December 14, 2012, we entered into a Stock Purchase Agreement with our Sponsor, pursuant to which our Sponsor purchased 25,000 shares of Series A Preferred Stock at a price per share of $100 for aggregate proceeds to the Company of $2.5 million.

On November 14, 2013, we entered into a Stock Purchase Agreement with our Sponsor, pursuant to which our Sponsor purchased 5,000 shares of Series B Preferred Stock at a price per share of $100 for aggregate proceeds to the Company of $0.5 million.

Also, on November 14, 2013, we entered into a Stock Purchase Agreement with Stephen D. Cope, our Vice Chairman of the board of directors and former Chief Executive Officer, pursuant to which Mr. Cope purchased 5,000 shares of Series C Preferred Stock at a price per share of $100 for aggregate proceeds to the Company of $0.5 million.

The holders of our Series A, B and C Preferred Stock do not have the right to vote on matters submitted to our stockholders. The Series A, B and C Preferred Stock is not convertible into common stock and accrues cumulative dividends at a rate of 16%, 20% and 14%, respectively, per year. The dividends are payable in additional shares of Preferred Stock. The shares have a liquidation preference equal to the purchase price of the Preferred Stock plus all accrued and unpaid dividends at the date of liquidation. The Preferred Stock is redeemable at our option at any time on 15 days’ notice, at any time after the first anniversary of the date on which all indebtedness for borrowed money is repaid in full. The optional redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The Preferred Stock will be subject to mandatory redemption on the date which is 181 days following the latest maturity date of our Term and Revolving Facilities.

Intellectual Property

In connection with the Merger, we acquired intellectual property from International Drilling Equipment Company, LLC (“International”). The intellectual property we received included four patents covering the design and assembly of drilling rigs and all other related intellectual property and know-how International possessed. We are required to pay International royalties of $12,500 for each mast and $12,500 for each substructure that we manufacture or cause to be manufactured using the engineering and designs provided by International. While Stephen D. Cope, our Vice Chairman of the board of directors and former Chief Executive Officer, owns 50% of International, as part of the merger agreement, he agreed to waive his right to receive any royalty payments from us. Any royalty payments will be distributed to the other shareholder of International.

Leases and Lease Amendments

We lease property from SDC Blackhole LP, IDECO LLC and 9th Green LLC. Stephen D. Cope, our Vice Chairman of the board of directors and former Chief Executive Officer, owns 100%, 33% and 50% of SDC Blackhole LP, IDECO LLC and 9th Green LLC, respectively. In connection with the Merger, we entered into amendments to these leases to extend the term of each lease to give us the option to purchase these properties for fair market value based on a third-party appraisal. We extended the terms of the leases with SDC Blackhole LP, IDECO LLC and 9th Green LLC to December 31, 2017. The total value of the lease with SDC Blackhole LP is $2.2 million and, based on Mr. Cope’s sole ownership of SDC Blackhole LP, Mr. Cope’s interest in this lease is $2.2 million. The total value of the lease with IDECO LLC is $1.4 million and, based on Mr. Cope’s 33% interest in IDECO LLC, Mr. Cope’s interest in this lease is $0.5 million. The total value of the lease with 9th Green LLC is $0.8 million and, based on Mr. Cope’s 50% interest in 9th Green LLC, Mr. Cope’s interest in this lease is $0.4 million. The total value of each lease is based on the payments to be made by us during the primary term of the lease.

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

IDE Registration Rights Agreement

On December 14, 2012, we entered into a registration rights agreement (the “IDE Registration Rights Agreement”) with the former IDE stockholders including Stephen Cope, our Vice Chairman of the board of directors and former Chief Executive Officer, and Richard Dodson, our President, Chief Operating Officer and a director. Former IDE stockholders who own at least 25% of then outstanding securities that are subject to the IDE Registration Rights Agreement (the “IDE Registrable Securities”) are entitled to make a written demand for registration (the “IDE Demand Registration”). The request must be for at least 15% of the then outstanding number of IDE Registrable Securities. We will notify all holders of IDE Registrable Securities of the IDE Demand Registration and such holders will be entitled to include their IDE Registrable Securities in the IDE Demand Registration statement.

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

Voting Agreement

The former IDE stockholders, including Stephen Cope, our Vice Chairman of the board of directors and former Chief Executive Officer, Kelly Cope, Lauren Little, Steven K. Cope, Vicki Cope and Richard Dodson, our President, Chief Operating Officer and a director, and our Sponsor entered into the Voting Agreement on December 14, 2012. The Voting Agreement was subsequently amended and restated effective April 14, 2014. The agreement provides that the board of directors will consist of two classes of directors. Class I directors have terms that were scheduled to expire at our 2013 annual meeting of stockholders, however, since we did not hold an annual meeting in 2013, such Class I directors have remained members of the board of directors. Richard Dodson is a Class I director. Class II directors have terms that expire at our 2014 annual meeting. Alan B. Menkes, James N. Mills, Stephen Cope, Richard Borstmayer and Richard N. Marshall are Class II directors. At the next annual meeting of stockholders, Mr. Dodson’s Class I director position will be put up for nomination along with the Class II directors whose terms expire at the 2014 annual meeting of stockholders. However, the term of the Class I director elected at such meeting is expected to expire at the 2015 annual meeting of stockholders. Pursuant to the Voting Agreement, (i) the former IDE stockholders and our Sponsor each have the right to nominate two directors to our board of directors, (ii) the two directors nominated by the former IDE stockholders have the right to nominate an independent director, (iii) the two directors nominated by our Sponsor have the right to nominate an independent director, and (iv) our Chief Executive Officer shall be nominated as a member of our board of directors. Additionally, each of the former IDE stockholders and our Sponsor has agreed to vote for the others’ nominees. The Voting Agreement also provides that the former IDE stockholders and our Sponsor will cause their director nominees to vote for one of the two candidates proposed by the Compensation Committee to fill the position of Chief Executive Officer formerly held by Stephen Cope. The Voting Agreement does not obligate the Voting Group to vote their shares of common stock in any other way. The Voting Agreement also does not restrict the Voting Group from disposing of their shares in any way.

Settlement Agreement and Related Agreements

On April 7, 2014, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Stephen. Cope, our Chief Executive Officer and a director. The Settlement Agreement settled any and all disagreements between the parties, including any claims arising from Mr. Cope’s employment agreement as it relates to his service as Chief Executive Officer of the Company. As part of the Settlement Agreement, Mr. Cope’s employment with the Company terminated on April 14, 2014, although he remains a director and Vice Chair of the Company. As part of the Settlement Agreement, we agreed to pay $292,307 to Mr. Cope and certain entities owned by him in full satisfaction of certain deferred payments, which payments will be paid by us once we have received down payments totaling at least $3 million with respect to contracted rig orders totaling at least $15 million. In addition, we also agreed to pay Mr. Cope an additional $45,000 if our financial statements for the year ending December 31, 2014 reflect EBITDA of at least $10 million.

In connection with the Settlement Agreement and the transactions contemplated therein, we issued two promissory notes dated April 7, 2014, to Mr. Cope. These promissory notes are in satisfaction of any severance payments or benefits owing to Mr. Cope under his employment agreement. The first promissory note, in the amount of $2,111,951.00, provides for bi-weekly installment payments of $40,614.44 until the note is paid in full. Interest accrues on the note at the rate of 9% per annum and interest on all past due amounts at the rate of 18% per annum. All interest shall accrue and be paid at maturity. Notwithstanding the foregoing, upon the earlier of (i) April 7, 2016 or (ii) the later to occur of (x) the date the Company determines that it would have had, after paying the note in full, liquidity of at least $5 million on each of two consecutive months’ end and (y) the date the Company has contracted backlog for drilling rigs and related equipment (1) of at least $75 million or (2) of $60 million (excluding the contracted backlog at IEC-Systems, LLC), then the entire amount of such note shall become due and payable. In addition, a mandatory prepayment on the note in the amount of $250,000 shall be due on the date, after March 31, 2014, that we receive deposits of at least $5 million for contracted backlog for drilling rigs and related equipment. This note is prepayable at any time without payment of any premium or fee.

The second promissory note, in the amount of $408,169.00, provides for bi-weekly installment payments of $7,849.40 until the note is paid in full. Notwithstanding the foregoing, on April 8, 2016, all unpaid principal shall be due and payable. The note does not accrue interest and is prepayable at any time without payment of any premium or fee.

In connection with the Settlement Agreement, we entered into a sales representation agreement, dated April 7, 2014 (the “Sales Representation Agreement”), with Mr. Cope pursuant to which he was appointed an independent sales and marketing consultant for all products and services manufactured or provided by the Company. In general, the Sales Representation Agreement provides that we will pay Mr. Cope a commission of 1% based upon the final net selling price of any products and services by the Company to certain customers for specific projects.

Director Independence

We have adopted the independence standards of the NYSE MKT marketplace rules. Currently, Richard Borstmayer, Richard N. Marshall and James N. Mills are our independent directors. From April 30, 2013, until their resignations on May 4, 2013, Robert L. Potter and Randall D. Stilley were members of our board of directors. Each of Messrs. Potter and Stilley were Class II directors and were independent directors under the NYSE MKT marketplace rules.

Item 14.	Principal Accounting Fees and Services

Principal Accounting Firm Fees

Effective February 8, 2013, our Audit Committee notified Rothstein Kass (“Rothstein”) that it had been dismissed as our independent registered public accounting firm. Rothstein had served as our independent registered public accounting firm since January 24, 2011 (date of inception). On February 8, 2013, our Audit Committee appointed PricewaterhouseCoopers LLP (“PwC”) as our independent registered public accounting firm. PwC had previously served as IDE’s independent registered public accounting firm prior to the Merger.

Aggregate fees billed to us for the fiscal years ended December 31, 2012 and 2011 by our current and former independent registered public accounting firm are as follows.

	2013	2012
	(in thousands)
Rothstein Kass(1)
Audit fees(2)	$—	$32.0
Audit-related fees(3)	—	—
Tax fees(4)	—	5.3
All other fees	—	—
	$—	$37.3
PricewaterhouseCoopers(1)
Audit fees(2)	$557.5	$397.6
Audit-related fees(3)	—	232.3
Tax fees(4)	—	—
All other fees	—	—
	$557.5	$629.9

(1)	Rothstein served as the Company’s registered public accounting firm from January 24, 2011 (date of inception) to February 8, 2013. PwC has served as the Company’s registered public accounting firm since February 8, 2013.
(2)	“Audit fees” consist of fees billed for professional services rendered for the audit of our year-end financial statements and review of financial statements included in our Form 10-Q and services that are normally provided in connection with regulatory filings.
(3)	“Audit-related fees” consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by Rothstein since our date of inception.
(4)	“Tax fees” consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

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

The Audit Committee pre-approved 100% and 55% of our 2013 and 2012, respectively, audit fees, audit-related fees, tax fees and all other fees.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Financial Statement Schedules

Schedule II – Valuation and Qualifying Account

Statement schedules not listed above are omitted because the required information is not present, not present in material amounts or is presented within the financial statements.

Exhibits

The exhibits filed or furnished with this Annual Report on Form 10-K are listed in the Exhibit Index below, which Exhibit Index is incorporated herein by reference.

Integrated Drilling Equipment Holdings Corp.
Schedule II — Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Additions / Charged to Expense	Deductions	Other	Balance at End of Period
Year Ended December 31, 2013
Allowance for doubtful accounts	$619	$281	$(156)	$—	$744
Valuation allowance — deferred tax assets	$—	$4,706	$—	$—	$4,706
Year Ended December 31, 2012
Allowance for doubtful accounts	$284	$409	$(74)	$—	$619
Valuation allowance — deferred tax assets	$—	$—	$—	$—	$—

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 19, 2012, by and among Empeiria Acquisition Corp., IDE Acquisition Co., LLC, Integrated Drilling Equipment Company Holdings, Inc., and Stephen Cope, as representative of the stockholders of Integrated Drilling Equipment Company Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 19, 2012).
3.1	Third Amended and Restated Certificate of Incorporation of the Company, effective as of April14, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).
3.3	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report Form 8-K as filed with the SEC on December 20, 2012).

3.4	Second Amendment to the Bylaws of the Company, effective as of April 14, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
3.5	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
3.6	Certificate of Designation of Series B Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013).
3.7	Certificate of Designation of Series C Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013).
4.1	Warrant Agreement, dated as of June 15, 2011, by and between Empeiria Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
4.2	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
4.4	Common Stock Warrant Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp., Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
4.5	Specimen Series A Preferred Stock Certificate of the Company (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.1	Investment Management Trust Agreement, dated as of June 15, 2011, by and between Empeiria Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
10.2	Registration Rights Agreement, dated as of June 15, 2011, by and among Empeiria Acquisition Corp. and the securityholders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
10.3	Letter Agreement, dated as of June 15, 2011, by and among Empeiria Acquisition Corp., Cohen & Company Capital Markets, LLC, Empeiria Investors, LLC, and certain directors and officers of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
10.4	Second Amended and Restated Unit Subscription Agreement, dated as of June 15, 2011, by and between Empeiria Acquisition Corp. and Empeiria Investors LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
10.5	Securities Subscription Agreement, dated as of January 24, 2011, by and between Empeiria Acquisition Corp. and Empeiria Investors LLC (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 4, 2011).
10.6	Amendment No. 1 to Securities Subscription Agreement, dated as of June 15, 2011, by and between Empeiria Acquisition Corp. and Empeiria Investors LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).

10.7	Promissory Note of Empeiria Acquisition Corp., dated as of February 25, 2011, issued to Alan B. Menkes in the amount of $50,000 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 4, 2011).
10.8	Form of Letter Agreement by and between Empeiria Acquisition Corp. and Empeiria Investors LLC regarding administrative support (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).
10.9	Form of Indemnity Agreement by and among the Company and officers and directors of the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).
10.10	Underwriting Agreement, dated as of June 15, 2011, by and between Empeiria Acquisition Corp. and Cohen & Company Capital Markets, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
10.11#	Amended and Restated Employment Agreement, dated as of October 19, 2012, by and between Integrated Drilling Equipment Company Holdings, Inc. and Stephen Cope (incorporated by reference to Exhibit (d)(4) to the Company’s Schedule TO as filed with the SEC on October 19, 2012).
10.12#	Amended and Restated Employment Agreement, dated as of October 19, 2012, by and between Integrated Drilling Equipment Company Holdings, Inc. and Eric Storm (incorporated by reference to Exhibit (d)(5) to the Company’s Schedule TO as filed with the SEC on October 19, 2012).
10.13#	Employment Agreement, dated as of October 19, 2012, by and between Integrated Drilling Equipment Company Holdings, Inc. and Richard Dodson (incorporated by reference to Exhibit (d)(6) to the Company’s Schedule TO as filed with the SEC on October 19, 2012).
10.14#	Amended and Restated Employment Agreement, dated as of October 19, 2012, by and between Integrated Drilling Equipment Company Holdings, Inc. and Anthony Beebe (incorporated by reference to Exhibit (d)(7) to the Company’s Schedule TO as filed with the SEC on October 19, 2012).
10.15	Form of Lock-up Agreement by and among Empeiria Acquisition Corp. and certain stockholders of Integrated Drilling Equipment Company Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.16	Registration Rights Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp. and certain former stockholders of Integrated Drilling Equipment Company Holdings, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.17	Voting Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp., Empeiria Investors LLC, Stephen Cope, and certain former stockholders of Integrated Drilling Equipment Company Holdings, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.18	Amended and Restated Voting Agreement, dated as of April 7, 2014, by and among Integrated Drilling Equipment Holdings Corp., Empeiria Investors LLC, Stephen D. Cope, and certain former stockholders of Integrated Drilling Equipment Company Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).

10.19	Termination & Intellectual Property Assignment Agreement, dated as of December 14, 2012, by and among International Drilling Equipment Company LLC, Integrated Drilling Equipment Company and Integrated Drilling Equipment, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.20	First Amendment to Commercial Lease, dated as of December 14, 2012, by and between 9th Green LLC and Integrated Drilling Equipment Co. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.21	First Amendment to Commercial Lease, dated as of December 14, 2012, by and between IDECO LLC and Advanced Rig Services LLC (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.22	First Amendment to Commercial Lease, dated as of December 14, 2012, by and among SDC Blackhole LP, Advanced Rig Services LLC and Integrated Drilling Equipment Co. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.23	Term Loan and Security Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp., Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, Elm Park Capital Management, LLC., Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P. (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.24	First Amendment to Term Loan and Security Agreement, dated as of April 9, 2013, among Integrated Drilling Equipment Holdings Corp. (formerly Empeiria Acquisition Corp.), Integrated Drilling Equipment, LLC, and Integrated Drilling Equipment Company Holdings, LLC, and Elm Park Capital Management, LLC. As agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2013).
10.25	Second Amendment to Term Loan and Security Agreement, dated October 17, 2013, among Integrated Drilling Equipment Holdings Corp., Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, and Elm Park Capital Management, LLC. as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 23, 2013).
10.26	Third Amendment to Term Loan and Security Agreement, dated March 31, 2014, among Integrated Drilling Equipment Holdings Corp., Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, the lenders party thereto, and Elm Park Capital Management, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2014).
10.27	Registration Rights Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp., Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P. (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.28	Amended and Restated Revolving Credit and Security Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp., Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).

10.29	First Amendment to Amended and Restated Revolving Credit and Security Agreement, dated April 9, 2013, among Integrated Drilling Equipment Holdings Corp. (formerly Empeiria Acquisition Corp.), Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC. and PNC Bank, National Association as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2013).
10.30	Second Amendment to Amended and Restated Revolving Credit and Security Agreement, dated October 17, 2013, among Integrated Drilling Equipment Holdings Corp. (formerly Empeiria Acquisition Corp.), Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC. and PNC Bank, National Association as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 23, 2013).
10.31	Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated March 31, 2014, among Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment Holdings Corp., and PNC Bank, National Association as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2014).
10.32	Stock Purchase Agreement, dated as of December 14, 2012, by and between Empeiria Acquisition Corp. and Empeiria Investors LLC (incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.33	Form of Contract for the Acquisition of a Modular Drilling Unit, dated as of March 21, 2013, among Integrated Drilling Equipment LLC, IDE Perforación México, S. de R.L. de C.V., and Integrated Trade Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2013).
10.34	Stock Purchase Agreement, dated as of November 14, 2013, by and between Integrated Drilling Equipment Holdings Corp. and Empeiria Investors LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013).
10.35	Stock Purchase Agreement, dated as of November 14, 2013, by and between Integrated Drilling Equipment Holdings Corp. and Stephen D. Cope (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013).
10.36	Settlement Agreement and General Release, dated as of April 7, 2014, between Integrated Drilling Equipment Holdings Corp. and Stephen Cope (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
10.37	Promissory Note of Integrated Drilling Equipment Holdings Corp., dated as of April 7, 2014, issued to Stephen D. Cope in the amount of $2,111,951.00 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
10.38	Promissory Note of Integrated Drilling Equipment Holdings Corp., dated as of April 7, 2014, issued to Stephen D. Cope in the amount of $408,169.00 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
10.39#	Confidential Sales Representation and Non-Circumvention/Non-Disclosure Agreement, dated April 7, 2014, between Integrated Drilling Equipment Holdings Corp. and Stephen Cope (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).

21.1*	Subsidiaries of the Company.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (Section 906 of the Sarbanes – Oxley Act of 2002).
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Calculation Linkbase
101.LAB***	XBRL Taxonomy Label Linkbase

101.PRE***	XBRL Definition Linkbase Document

101.DEF***	XBRL Definition Linkbase Document

#	Designates a compensation plan or arrangement for directors or executive officers.
*	Filed herewith.
**	Furnished herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DRILLING EQUIPMENT HOLDINGS CORP.

April 15, 2014	By: /s/ N. Michael Dion N. Michael Dion Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard Dodson Richard Dodson	President, Chief Operating Officer and Director (Principal Executive Officer)	April 15, 2014
/s/ N. Michael Dion N. Michael Dion	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2014
/s/ James N. Mills James N. Mills	Chairman and Director	April 15, 2014
/s/ Stephen Cope Stephen Cope	Vice Chairman and Director	April 15, 2014
/s/ Alan B. Menkes Alan B. Menkes	Director	April 15, 2014
/s/ Richard Borstmayer Richard Borstmayer	Director	April 15, 2014
/s/ Richard Marshall Richard Marshall	Director	April 15, 2014