Form 10-Q
period 2014-03-31
Integrated Drilling Equipment Holdings Corp
filed 2014-05-15
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

As of May 12, 2014, there were 8,809,917 shares of Company’s common stock issued and outstanding.

i

PART I.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated by reference in this Quarterly Report on Form 10-Q, including, but not limited to, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and “Legal Proceedings” in Part II, Item 1, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “potential,” “projects,” “could,” “forecast,” “foresee,” “scheduled,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These statements are based on management’s belief and assumptions using currently available information, and expectations, as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide assurance that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

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

These risks and others described under “Risk Factors”, in our most recent Annual Report on Form 10-K, and detailed from time-to-time in our filings with the Securities Exchange Commission may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q (this “report”). In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

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

ITEM 1.	FINANCIAL STATEMENTS

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except share and par value)	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$854	$981
Restricted cash	7	83
Accounts receivable, net	16,083	13,333
Inventories, net	6,275	7,039
Deferred tax assets	165	133
Prepaid expenses and other current assets	588	782
Total current assets	23,972	22,351
Intangibles, net	2,556	2,798
Property, equipment and improvements, net	2,585	2,686
Deferred financing costs, net	910	1,517
Deposits	91	91
Total assets	$30,114	$29,443
Liabilities and Stockholders’ Deficit
Current liabilities
Current maturities of long-term debt	$14,403	$12,974
Current portion of capital lease obligations	79	64
Trade accounts and other payables	15,208	14,482
Accrued liabilities	8,735	8,654
Customer advanced billings and payments, and other	3,148	5,148
Total current liabilities	41,573	41,322
Long-term debt, less current maturities	22,853	22,746
Capital lease obligations, net of current	167	98
Deferred tax liability	165	133
Total liabilities	64,758	64,299
Commitments and contingencies (See Note 13)
Stockholders’ deficit
Common stock $0.0001 par value per share:
Authorized shares 100,000,000;
Issued shares 8,809,917	1	1
Accumulated deficit	(34,645)	(34,857)
Total stockholders’ deficit	(34,644)	(34,856)
Total liabilities and stockholders’ deficit	$30,114	$29,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
(in thousands, except share and per share amounts)	2014	2013
Revenue
Products	$13,375	$27,428
Services	7,947	12,463
Total revenue	21,322	39,891
Cost of goods sold and services
Products	9,870	22,049
Services	4,211	8,115
Total cost of goods sold and services	14,081	30,164
Selling, general and administrative expense	4,760	7,510
Depreciation and amortization expense	443	605
Income from operations	2,038	1,612
Other (income) expense
Interest expense	1,699	1,149
Other (income)	60	(260)
Income before income taxes	279	723
Income taxes (benefit)
Current	67	86
Deferred	—	279
Total income taxes	67	365
Net income	$212	$358
Weighted average shares outstanding:
Basic	8,809,917	8,661,867
Diluted	8,952,085	8,804,192
Earnings per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(unaudited)

	Shares Issued		Stock		Accumulated Deficit	Total Stockholders’ Deficit
(in thousands, except share data)	Common	Preferred	Common	Preferred
Balances at December 31, 2012	8,646,700	—	$1	$—	$(28,439)	$(28,438)
Net income	—	—	—	—	358	358
Issuance of common shares in exchange for warrants	39,000	—	—	—	—	—
Balances at March 31, 2013	8,685,700	—	$1	$—	$(28,081)	$(28,080)

Balances at December 31, 2013	8,809,917	—	1	—	(34,857)	(34,856)
Net income	—	—	—	—	212	212
Balances at March 31, 2014	8,809,917	—	$1	$—	$(34,645)	$(34,644)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
(in thousands)	2014	2013
Operating activities
Net income	$212	$358
Adjustments to reconcile net income to cash provided by (used in) operating activities
Depreciation and amortization expense	443	605
Deferred income tax	—	279
Decrease in bad debt provision	(56)	—
Amortization of deferred financing costs	607	140
Unrealized loss (gain) on warrant valuation	64	(230)
Paid-in-kind interest expense	258	100
Changes in operating assets and liabilities
Trade accounts receivable	(2,693)	(1,844)
Inventories	763	1,488
Other current assets	193	274
Trade accounts and other payables	726	1,233
Accrued liabilities	18	236
Customer advanced billings and payments	(2,000)	(6,131)
Net cash used in operating activities	(1,465)	(3,492)
Investing activities
Capital expenditures for property, equipment and improvements	—	(194)
Decrease in restricted cash	76	48
Net cash provided by (used in) investing activities	76	(146)
Financing activities
Issuance of long-term debt	18,209	35,950
Repayments of long-term debt	(16,930)	(31,744)
Payment of capital lease	(17)	(12)
Net cash provided by financing activities	1,262	4,194
Increase (decrease) in cash and cash equivalents	(127)	556
Cash and cash equivalents
Beginning of period	981	1,602
End of period	$854	$2,158
Noncash activity
Property and equipment acquired through capital leases	$126	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Integrated Drilling Equipment Holdings Corp. (the “Company”) provides products and services to customers in the oil and gas industry both domestically and internationally. The majority of the Company’s business is conducted through two operating segments: (1) Electrical Products and Services and (2) Drilling Products and Services. Unless otherwise provided, references to the “Company,” “we,” “us” and “our” refer to Integrated Drilling Equipment Holdings Corp. and its subsidiaries.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim periods. In the opinion of management of the Company, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and operating results for the periods disclosed. All intercompany balances and transactions have been eliminated in consolidation. The accounting policies followed by the Company are set forth in Note 5 of the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, and are supplemented by the notes to these unaudited consolidated financial statements. There have been no significant changes to these policies and it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013.

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchanges Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. While the year-end balance sheet data was derived from audited financial statements, this interim report does not include all disclosures required by GAAP for annual periods. These unaudited interim condensed consolidated financial statements reflect all of the adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year.

The Company’s condensed consolidated financial statements are expressed in U.S. dollars. In preparing financial statements, we make informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we review our estimates, including those related to percentage of completion and related revenue recognition, deferred revenues, costs, estimated earnings and billings, allowance for doubtful accounts, intangible assets and inventory valuation and reserves. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Company Financing

On December 14, 2012, the Company, Integrated Drilling Equipment, LLC and Integrated Drilling Equipment Company Holdings, LLC (collectively with the Company, the “Borrowers”) entered into a term loan and security agreement with Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P., as lenders, and Elm Park Capital Management, LLC, as administrative agent (the “Term Loan Agreement”). The Term Loan Agreement provides for a $20.0 million senior secured second-lien term loan facility (as amended, the “Term Facility”). On the same date, the Borrowers also entered into an amended and restated revolving credit and security agreement with PNC Bank, National Association, as administrative agent and the initial lender (the “Revolving Credit Agreement”). The Revolving Credit Agreement currently provides for a $15 million committed asset-based revolving credit facility, with a sublimit for letters of credit (as amended, the “Revolving Facility” and, together with the Term Facility, the “Credit Facilities”).

On March 31, 2014, the Company entered into amendments to both its Term Facility and its Revolving Facility (as described further below) which, among other things, extended the maturities of these facilities to June 30, 2015 and December 31, 2014, respectively. The Company believes its existing cash and cash equivalents, $1.4 million available from its revolving facility, expected revenues from its contractual backlog of $15.8 million, and future orders will enable it to meet its material liquidity needs for the next twelve months from the balance sheet date provided that we are successful in extending or refinancing our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

On March 31, 2014, the Borrowers entered into the Third Amendment to the Term Facility and the Third Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of the Term Facility from September 30, 2014 to June 30, 2015 and the maturity date of the Revolving Facility from March 31, 2014 to December 31, 2014; (2) add a covenant regarding the fixed charge coverage ratio in the Credit Facilities; (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant in the Credit Facilities; (4) amend the term loan repayment schedule in the Term Facility; (5) amend the PIK interest provision in the Term Facility to increase such interest from 2% to 4% (unless the Borrower’s total leverage ratio is less than 3:50:1:00, in which case such interest shall accrue at a rate of 2%); and (6) amend the calculation of the amount of revolving advances lenders are required to make under the Revolving Facility.

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that substantially all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under its existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of March 31, 2014, it would be required to pay its lenders an aggregate of $33.1 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, operations and financial condition.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

The Company was unable to secure the necessary guarantee obligations within the time period contemplated by the purchase agreements. On June 14, 2013, PEMEX notified the Company that it was in default of its guarantee obligations under the contracts signed on March 22, 2013 because the Company had failed to provide the required letters of credit and performance bonds within the time period as required under Articles 21.1 and 21.2, respectively, under the contract. Subsequently, on August 9, 2013, PEMEX notified the Company that it terminated these purchase agreements due to the Company’s default.

As a result of its decision to exercise its right to terminate the purchase agreements, under the terms of the agreements, PEMEX may seek liquidated damages from the Company in the amount of 12% of the purchase price of each of the modular drilling units. As of December 31, 2013, no provision has been made for any potential liability that could arise should PEMEX seek liquidating damages as a result of the terminated purchase agreements.

4. Accounts Receivable

Accounts Receivable consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Trade Accounts Receivable	$14,149	$10,081
Unbilled revenue and other	2,621	3,996
Less: Allowance for doubtful accounts	(687)	(744)
	$16,083	$13,333

5. Uncompleted Contracts

Costs, estimated earnings and billings on uncompleted contracts are summarized below (in thousands):

	March 31, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$37,369	$30,354
Earned margin	9,579	6,123
Earned revenue	46,948	36,477
Less: Billings to date	47,780	38,195
	$(832)	$(1,718)
Included in the accompanying balance sheets under the following captions:
Accounts receivable	$2,250	$3,390
Customer advanced billings and payments	(3,082)	(5,108)
	$(832)	$(1,718)

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

6. Inventories

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials and finished goods	$4,584	$5,193
Work in process	2,041	2,196
Reserve	(350)	(350)
	$6,275	$7,039

7. Intangibles

Intangibles consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Rig technology and product design	$4,642	$4,642
Less: Accumulated amortization	(2,086)	(1,844)
	$2,556	$2,798

Amortization expense for the three months ended March 31, 2014 and 2013 amounted to $242 thousand and $312 thousand, respectively.

8. Property, Equipment and Improvements

Property, Equipment and Improvements, including capital leases, consists of the following (in thousands):

	March 31, 2014	December 31, 2013
Machinery and equipment	$3,133	$3,142
Leasehold improvements	4,544	4,544
Assets under capital leases	329	275
Less: Accumulated depreciation	(5,421)	(5,275)
	$2,585	$2,686

Depreciation expense relating to machinery and equipment and leasehold improvements for the three months ended March 31, 2014 and 2013 amounted to $185 thousand and $282 thousand, respectively.

Depreciation expense relating to capital leases for the three months ended March 31, 2014 and 2013 amounted to $17 thousand and $11 thousand, respectively.

9. Debt and Redeemable Preferred Stock

Debt and redeemable preferred stock consisted of the following (in thousands):

	March 31, 2014		December 31, 2013
	Short-Term	Long-Term	Short-Term	Long-Term
$2.5 million redeemable preferred stock, Series A(1)	$—	$3,065	$—	$2,949
$0.5 million redeemable preferred stock, Series B(2)	—	537	—	514
$0.5 million redeemable preferred stock, Series C(3)	—	527	—	509
$15.0 million revolving credit facility(4)	13,203	—	11,774	—
$20.0 million credit agreement(5)	1,200	18,724	1,200	18,774
	$14,403	$22,853	$12,974	$22,746

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Debt and Redeemable Preferred Stock  – (continued)

(1)	$2.5 million of redeemable preferred stock (25,000 shares of Series A preferred stock at $100 per share) is subject to mandatory redemption on the date which is 181 days following the date at which our Term Facility is repaid in full. The redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The preferred stock is not convertible into common stock and accrues cumulative dividends at a rate of 16% per year. The dividends are payable in additional shares of Series A preferred stock.
(2)	$0.5 million of redeemable preferred stock (5,000 shares of Series B preferred stock at $100 per share) is subject to mandatory redemption on the date which is 181 days following the date at which our $2.5 million redeemable preferred stock, Series A, is repaid in full. The redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The preferred stock is not convertible into common stock and accrues cumulative dividends at a rate of 20% for the first year and 25% per year thereafter. The dividends are payable in additional shares of Series B preferred stock.
(3)	$0.5 million of redeemable preferred stock (5,000 shares of Series C preferred stock at $100 per share) is subject to mandatory redemption on the date which is 181 days following the date at which our $2.5 million redeemable preferred stock, Series A, is repaid in full. The redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The preferred stock is not convertible into common stock and accrues cumulative dividends at a rate of 14% per year. The dividends are payable in additional shares of Series C preferred stock.
(4)	$15.0 million revolving credit facility which expires on December 31, 2014, as amended on March 31, 2014 (see Note 2). Borrowings under this Revolving Facility bear interest at a rate determined by the lending institution, with a minimum rate of 1.5%. The interest rate at March 31, 2014 and 2013 was 7.75% and 4.75% respectively. Additionally, the lender assesses a “Lenders fee” of 0.375% on the unused portion of the Revolving Facility. The Company is jointly and severally liable for the obligations owing under the Revolving Facility and any future subsidiaries of the Company shall be required to guarantee the payment and performance of the obligations of the Company under the Revolving Facility. The Revolving Facility is secured, subject to certain permitted liens, on a first priority basis by a security interest in substantially all of the Company’s tangible and intangible assets.
(5)	$20.0 million credit agreement which matures on June 30, 2015, as amended on March 31, 2014 (see Note 2). Loans under this Term Facility bear interest, at the Borrowers’ option, at a rate equal to the adjusted LIBOR rate or an alternate base rate, in each case, subject to a floor and a spread. As of March 31, 2014 and 2013, the cash interest rate was 12%. In addition to the cash interest rate, all loans bear an additional paid-in-kind (PIK) interest at a rate of 4% per annum (unless the Borrower’s total leverage ratio is less than 3:50:1:00, in which case such interest shall accrue at a rate of 2%). The Company is jointly and severally liable for the obligations under the Term Facility and any future subsidiaries of the Company will be required to guarantee the payment and performance of the obligations of the Company under the Term Facility. The Term Facility is secured, subject to certain permitted liens, on a second priority basis by a security interest in substantially all of the Company’s tangible and intangible assets.

As of March 31, 2014, we were in compliance with the covenants in our Revolving Facility and Term Facility.

10. Defined Contribution Plans

The Company has a 401k plan for eligible employees; however, during the three months ended March 31, 2014 and 2013 we did not make any contributions to the plan.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

11. Income Taxes

The effective tax rate for the three months ended March 31, 2014 and 2013 was 24.0% and 50.5%, respectively. The difference in the effective tax rates was primarily due to a valuation allowance recorded against deferred tax assets. During the third quarter 2013, the Company recorded a non-cash charge to establish a valuation allowance of $4.6 million against its deferred tax assets, mainly consisting of net operating loss carryforwards and deductible temporary differences in accordance with Accounting Standards Codification 740, Income Taxes (ASC 740-10-45-5). The valuation allowance will be reduced when and if the Company determines it is more likely than not that there is sufficient positive evidence that the related deferred income tax assets will be realized.

12. Segment Information

We have two reportable operating segments: (1) Electrical Products and Services and (2) Drilling Products and Services. Our Electrical Products and Services segment designs, manufactures, installs and services rig electrical and control systems including SCR’s and VFD’s, as well as electrical cabling, lighting systems, closed circuit video systems, gas and fire detection systems, and communication systems. Our Drilling Products and Services segment designs, manufactures, and services complete land-based drilling rigs, as well as rig subsystems and parts.

The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of December 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues
Electrical(1)	$13,812	$18,777
Drilling	8,679	24,715
Other/eliminations	(1,169)	(3,601)
Total revenues	21,322	39,891
Segment profit
Electrical	3,391	3,774
Drilling	770	1,017
Other/eliminations	(1,680)	(2,574)
Total segment profit	2,481	2,217
Depreciation and amortization expense	443	605
Interest expense	1,699	1,149
Other	60	(260)
Income before income taxes	$279	$723

(1)	Includes $1.2 million and $3.6 million of intersegment transactions for the three months ended March 31, 2014 and 2013, respectively.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Segment Information  – (continued)

	March 31, 2014	December 31, 2013
Assets
Electrical	$62,001	$48,575
Drilling	24,492	17,883
Other/eliminations	(56,379)	(37,015)
Total assets	$30,114	$29,443
Capital expenditures
Electrical	$78	$184
Drilling	48	117
Other	—	45
Total capital expenditures	$126	$346

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

Legal Proceedings

On May 6, 2013, Drillmec, Inc. filed a lawsuit in the 281st Judicial District Court in Harris County, Texas (Drillmec, Inc. v. Integrated Drilling Equipment Company, et. al.) against Integrated Drilling Equipment Company Holdings, Inc., Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company, Stephen D. Cope and SDC Management Services, LLC. Drillmec alleges that the defendants acquired Drillmec’s drawings and technical specifications through an unrelated bidding process for offshore drilling rigs. In the pleadings, Drillmec claims that the defendants used this proprietary information in connection with its successful bid for certain “PEMEX” contracts and asserts causes of action for misappropriation of trade secrets, conversion, interference with prospective relations, conspiracy, unjust enrichment and unfair competition. Drillmec is seeking damages in the form of the Company’s actual profits from the PEMEX contracts and the development costs that Drillmec incurred in developing the proprietary information in question. We intend to defend this litigation vigorously.

The Company produced documents in response to discovery requests on September 30, 2013. This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of March 31, 2014, for any potential liability arising from this litigation.

On February 28, 2014, Sidewinder Drilling Inc. filed a lawsuit in the 269th Judicial District Court in Harris County, Texas (Sidewinder Drilling Inc. v. Oil County Engineering Services, LTD., HYCO Canada U.L.C., and Integrated Drilling Equipment Company Holdings, Inc.). In the lawsuit, Sidewinder is seeking a judicial declaration that the Company is contractually responsible for all of the damages caused by the dropped mast on Rig 103 because “Delivery” of Rig 103 had not occurred at the time of the Rig 103 dropped mast incident. We intend to defend this litigation vigorously.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Commitments and Contingencies  – (continued)

This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of March 31, 2014, for any potential liability arising from this litigation.

From time to time, the Company may be involved in other litigation matters arising in the ordinary course of business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party would have a material adverse effect on our business, financial condition or results of operation. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We have accruals for our self-insurance exposures.

14. Earnings (loss) Per Share

The following tables (in thousands, except share and per share amounts) set forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013
Basic:
Net income	$212	$358
Weighted average common shares	8,809,917	8,661,867
Basic income per share	$0.02	$0.04
Diluted:
Net income	$212	$358
Basic weighted average common shares	8,809,917	8,661,867
Potential common shares	142,168	142,325
Diluted weighted average common shares	8,952,085	8,804,192
Diluted income per share	$0.02	$0.04

15. Subsequent Events

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

In connection with the Settlement Agreement and the transactions contemplated therein, we issued two promissory notes dated April 7, 2014, to Mr. Cope. These promissory notes are in satisfaction of any severance payments or benefits owing to Mr. Cope under his employment agreement. The first promissory note, in the amount of $2,111,951.00, provides for bi-weekly installment payments of $40,614.44 until the note is paid in full. Interest accrues on the note at the rate of 9% per annum and interest on all past due amounts at the rate of 18% per annum. All interest shall accrue and be paid at maturity. Notwithstanding the foregoing, upon the earlier of (i) April 7, 2016 or (ii) the later to occur of (x) the date the Company

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

15. Subsequent Events – (continued)

determines that it would have had, after paying the note in full, liquidity of at least $5 million on each of two consecutive months’ end and (y) the date the Company has contracted backlog for drilling rigs and related equipment (1) of at least $75 million or (2) of $60 million (excluding the contracted backlog at IEC-Systems, LLC), then the entire amount of such note shall become due and payable. In addition, a mandatory prepayment on the note in the amount of $250,000 shall be due on the date, after March 31, 2014, that we receive deposits of at least $5 million for contracted backlog for drilling rigs and related equipment. This note is prepayable at any time without payment of any premium or fee.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the financial statements of the Company and the notes to those statements included in Part I, Item 1 of this report. MD&A contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, see Risk Factors in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013.

Historical Background

Empeiria Acquisition Corp. (“EAC”) was incorporated in Delaware in January 2011, for the purpose of acquiring one or more operating businesses or assets. On June 21, 2011, EAC completed its initial public offering. On October 19, 2012, EAC entered into a merger agreement (the “Merger Agreement”) with Integrated Drilling Equipment Company Holdings Inc., a Delaware corporation (“IDE”), and Stephen Cope, in his capacity as representative of IDE’s stockholders (the “Representative”). On December 14, 2012, EAC consummated the merger with IDE (the “Merger”).

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

We are currently finalizing new rig designs for offshore platforms that we expect will enable us to capture more bids for new drilling equipment on newly constructed platforms as well as replacing drilling equipment on existing shallow offshore platforms that may be 25 or more years’ old. On these older platforms, drilling operators are potentially looking to upgrade their platforms with newer equipment that encompass the latest drilling techniques and efficiencies. We are currently using our new offshore platform rig designs for current bids with offshore drilling contractors. If we are successful in obtaining this additional offshore platform rig business, it will expand our current offerings beyond our existing land rig offerings. The size and scope of these projects will help to solidify our existing land rig backlog.

Management is currently focused on improving the production process for complete rig packages and continuing to implement lean manufacturing processes. We also plan to leverage our electrical segment’s established customer base to expand the products and services we offer to our customers and are evaluating strategies to further serve offshore and international markets.

Consolidated Results of Operations

	Three Months Ended March 31,
(Dollars in thousands)	2014		2013
Statement of Operations Data:
Revenue:
Products	$13,375	62.7%	$27,428	68.8%
Services	7,947	37.3%	12,463	31.2%
Total revenue	21,322	100.0%	39,891	100.0%
Cost of goods sold and services:
Products	9,870	73.8%	22,049	80.4%
Services	4,211	53.0%	8,115	65.1%
Total cost of goods sold and services	14,081	66.0%	30,164	75.6%
Selling, general and administrative expense	4,760	22.3%	7,510	18.8%
Depreciation and amortization expense	443	2.1%	605	1.5%
Income from operations	2,038	9.6%	1,612	4.0%
Other (income) expense:
Interest expense	1,699	8.0%	1,149	2.9%
Other (income) expense	60	0.3%	(260)	(0.7)%
Income (loss) before income taxes	279	1.3%	723	1.8%
Income taxes (benefit):
Current	67	0.3%	86	0.2%
Deferred	—	0.0%	279	0.7%
Total income taxes (benefit)	67	0.3%	365	0.9%
Net income (loss)	$212	1.0%	$358	0.9%

Except for the components of cost of goods sold and services, the percentages above represent line item values expressed as a percentage of total revenue. For the components of cost of goods sold and services, the percentages represent cost of goods sold and services related to products and services expressed as a percentage of revenue for products and services, respectively.

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Revenues

Revenues were $21.3 million and $39.9 million for the first quarter of 2014 and 2013, respectively, a decrease of $18.6 million or 46%. This decrease was driven by a $14.1 million, or 51% decrease in products revenue and a $4.5 million, or 36% decrease in services revenue. This significant decrease in products revenue was driven by a $15.2 million decrease in complete rig product revenue due to only one rig in production during the first quarter of 2014 versus four rigs in production during the comparable 2013 quarter.

Cost of Sales

Cost of sales were $14.1 million and $30.2 million for the first quarter of 2014 and 2013, respectively, a decrease of $16.1 million or 53%. This decrease was primarily driven by the $18.6 million in decreased revenues as noted above. As a percent of revenue, cost of sales were 66% of revenue in the first quarter of 2014 versus 76% of revenue in the comparable 2013 quarter. The decrease in cost of sales as a percentage of revenue was due to decreased cost of sales of the Company’s product sales which declined to 74% of revenue in the first quarter of 2014 versus 80% of revenue in the comparable 2013 quarter. This improvement was the result of the Company’s improved production efficiencies of complete rigs. Services cost of sales also improved in the first quarter of 2014 to 53% of revenue as compared to 65% of revenue in the comparable 2013 period.

Selling, General and Administration Expenses

Selling, general and administration expenses were $4.8 million and $7.5 million for the first quarter of 2014 and 2013 respectively, a decrease of $2.8 million, or 37%. This decrease was due to $1.6 million in lower salaries, wages, commissions, and employee benefits as a result of headcount reductions and sales volume declines. Additionally, other non-payroll related expenses declined $1.9 million due to production volume declines and favorable operating efficiencies. These other non-payroll related expense declines were offset by $0.7 million in lower overhead absorption as a result of the reduced production volumes in the first quarter of 2014 versus the comparable 2013 comparable quarter.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.4 million in the first quarter of 2014 and $0.6 million in the comparable 2013 quarter, a decline of $0.2 million or 27%.

Income from Operations

Income from operations improved to $2.0 million in the first quarter of 2014 versus $1.6 million in the comparable 2013 first quarter. The $0.4 million improvement primarily resulted from a $2.8 million reduction in selling, general and administration expenses in the first quarter of 2014 versus the comparable 2013 first quarter as noted above offset by a $2.5 million reduction in gross margin dollars generated in the first quarter of 2014 versus the comparable 2013 quarter ($7.2 million versus $9.7 million, respectively).

Other (Income) Expense and Income Taxes

Total other expense was $1.8 million and $0.9 million in the first quarters of 2014 and 2013, respectively. Interest expense was $1.7 million and $1.1 million in the 2014 and 2013 respective first quarters, an increase of $0.6 million. This increase in interest expense was principally due to increases in the Company’s interest rates on its existing debt in the 2014 first quarter. Other expense was $0.06 million in the first quarter of 2014 versus $0.3 million in other income in comparable 2013 quarter.

Income tax expense was $0.07 million and $0.4 million in the respective 2014 and 2013 first quarters, respectively. After adjusting for temporary and permanent income tax items, the income tax expense represented effective tax rates on income before income taxes of 24.0% in 2014 versus 50.5% in the comparable 2013 quarter.

Segment Results of Operations

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Electrical Products & Services segment revenues were $13.8 million and $18.8 million for first quarters of 2014 and 2013, respectively, a decrease of $5.0 million or 26%. This decrease was primarily driven by decreased electrical volume from the production of IDE’s complete rigs. Electrical Products & Services segment profit was $3.4 million and $3.8 million for the first quarters of 2014 and 2013, respectively, a slight decrease of $0.4 million or 10%. Segment profits were 25% of 2014 and 20% of 2013 first quarter respective segment revenues. The improvement in segment profits expressed as a percent of sales was primarily driven by $2.4 million in lower intercompany sales in 2014 versus 2013. These intercompany sales have lower margins than external customer orders.

Drilling Products & Services segment revenue was $8.7 million and $24.7 million for the first quarters of 2014 and 2013, respectively, a decrease of $16.0 million, or 65%. The 2014 first quarter decrease in Drilling Products & Services segment revenues was due to only one rig in production during the first quarter of 2014 versus four rigs in production during the comparable 2013 quarter. Drilling Products & Services segment profit was $0.8 million in the first quarter of 2014 versus a segment profit of $1.0 million for first quarter of 2013, a slight decrease of $0.2 million in the comparable quarters. Segment profits were 9% of segment revenues in the first quarter of 2014 versus 4% of segment revenues in the comparable 2013 first quarter. The improvement in Drilling Products & Services segment profit expressed as a percent of revenue was due to improved production efficiencies of complete rig packages in the first quarter of 2014 versus the comparable 2013 quarter.

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

As of March 31, 2014, the Company had cash and cash equivalents of approximately $0.9 million. In addition, in March 2014, the Company entered into amendments to both its Term Facility and its Revolving Facility (as described further below) which, among other things, extended the maturities of these facilities to June 30, 2015 and December 31, 2014, respectively. The Company believes its existing cash and cash equivalents, $1.4 million available from its revolving facility, expected revenues from its contractual backlog of $15.8 million, and future orders will enable it to meet its material liquidity needs for the next twelve months from the balance sheet date provided that we are successful in extending or refinancing our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

Company Financing

On December 14, 2012, Integrated Drilling Equipment Holdings Corp., a Delaware corporation (the “Company”), Integrated Drilling Equipment, LLC and Integrated Drilling Equipment Company Holdings, LLC (collectively with the Company, the “Borrowers”) entered into a term loan and security agreement with Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P., as lenders, and Elm Park Capital Management, LLC, as administrative agent (the “Term Loan Agreement”). The Term Loan Agreement provided for a $20.0 million four year senior secured second-lien term loan facility (as amended, the “Term Facility”). On the same date, the Borrowers also entered into an amended and restated revolving credit and security agreement with PNC Bank, National Association, as administrative agent and the initial lender (the “Revolving Credit Agreement”). The Revolving Credit Agreement currently provides for a $15 million committed asset-based revolving credit facility, with a sublimit for letters of credit (as amended, the “Revolving Facility” and together with the Term Facility, the “Credit Facilities”).

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

On March 31, 2014, the Borrowers entered into the Third Amendment to the Term Facility and the Third Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of the Term Facility from September 30, 2014 to June 30, 2015 and the maturity date of the Revolving Facility from March 31, 2014 to December 31, 2014; (2) add a covenant regarding the fixed charge coverage ratio in the Credit Facilities; (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant in the Credit Facilities; (4) amend the term loan repayment schedule in the Term Facility; (5) amend the PIK interest provision in the Term Facility to increase such interest from 2% to 4% (unless the Borrower’s total leverage ratio is less than 3:50:1:00, in which case such interest shall accrue at a rate of 2%); and (6) amend the calculation of the amount of revolving advances lenders are required to make under the Revolving Facility.

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that substantially all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under its existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of March 31, 2014, it would be required to pay its lenders an aggregate of $33.1 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, prospects and financial condition.

Preferred Stock Purchase Agreements

On December 14, 2012, we entered into a stock purchase agreement with Empeiria Investors LLC (our “Sponsor”) pursuant to which our Sponsor purchased 25,000 shares of Series A Preferred Stock at a price per share of $100 for aggregate proceeds to the Company of $2.5 million.

On November 14, 2013, the Company entered into a Stock Purchase Agreement with our Sponsor, pursuant to which our Sponsor purchased 5,000 shares of Series B Preferred Stock at a price per share of $100 for aggregate proceeds to the Company of $0.5 million.

On November 14, 2013, the Company also entered into a Stock Purchase Agreement with Stephen D. Cope, who at the time was our Chief Executive Officer and a director, pursuant to which Mr. Cope purchased 5,000 shares of Series C Preferred Stock at a price per share of $100 for aggregate proceeds to the Company of $0.5 million. On April 7, 2014, Mr. Cope sold all of these shares to our Sponsor at a price per share of $100, plus accrued interest.

Cash Flows for the First Quarter Ended March 31, 2014 and 2013

Net cash used in operating activities was $1.5 million in the first quarter ended March 31, 2014 versus net cash used in operating activities of $3.5 million in the comparable first quarter of 2013. The $2.0 million reduction in cash flow used in operating activities in the 2014 versus 2013 first quarter was primarily due to a $1.8 million increase in cash generated from working capital and $0.4 million of net income adjustments in the first quarter of 2014 versus the comparable 2013 first quarter, partially offset by $0.1 million of lower net income. In the comparable 2014 and 2013 first quarters, cash used from working capital liabilities improved by $3.4 million and this was offset by $1.7 million of cash used by working capital assets.

There were no capital expenditures in the first quarter of 2014 versus $0.2 million in the comparable 2013 first quarter.

For financing activities, in the first quarter of 2014, the Company incurred additional net long-term borrowings of $1.3 million versus net long-term borrowings of $4.2 million in the first quarter of 2013.

As a result of all of the above foregoing activities, in the first quarter of 2014, the Company’s cash decreased by $0.1 million versus a increase of cash of $0.6 million in the first quarter of 2013.

Future Cash Requirements

As of March 31, 2014, we had current maturities of long-term debt of $14.4 million, cash and cash equivalents of $0.9 million, and $1.4 million available under our amended and restated $15.0 million Revolving Facility.

The Company is in a net working capital deficit position as of March 31, 2014. Based on our cash on hand and cash flow from operations and exclusive of liabilities, if any, that may arise from PEMEX’s termination of its four purchase agreements for modular drilling units, we believe as of May 15, 2014, that we will have the working capital resources necessary to meet our projected operational needs for fiscal year 2014 and beyond provided that we are successful in extending our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in the SEC’s rules and includes controls and procedures designed to ensure that the information we disclose in our reports is communicated to our management to allow timely decisions regarding required disclosure. The design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on the evaluation referred to above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the design and operation of our disclosure controls and procedures were not effective as of March 31, 2014 due to the material weakness in our internal control over financial reporting described below.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, our management, including our Principal Executive Officer and Principal Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting and identified a material weakness in the design and operation of our internal controls over the recording and review of journal entries for validity, accuracy, and completeness for substantially all significant accounts. Specifically, certain accounting personnel have the ability to prepare and post journal entries without an independent review that is designed with sufficient rigor and precision to prevent or detect an error. While this control deficiency did not result in any audit adjustments for the year ended December 31, 2013, this control deficiency could result in a misstatement of substantially all financial statement accounts that would result in a material misstatement to the annual or interim consolidated financial statements and disclosures that would be not be prevented or detected.

We are in the process of improving our internal controls over financial reporting regarding the recording and review of journal entries in an effort to remediate this deficiency. The deficiency has been disclosed to the Audit Committee of our Board of Directors and to our auditors.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS

On May 6, 2013, Drillmec, Inc. filed a lawsuit in the 281st Judicial District Court in Harris County, Texas (Drillmec, Inc. v. Integrated Drilling Equipment Company, et. al.) against Integrated Drilling Equipment Company Holdings, Inc., Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company, Stephen D. Cope and SDC Management Services, LLC. Drillmec alleges that the defendants acquired Drillmec’s drawings and technical specifications through an unrelated bidding process for offshore drilling rigs. In the pleadings, Drillmec claims that the defendants used this proprietary information in connection with our successful bid for certain PEMEX-Exploración y Producción (“PEMEX”) contracts and asserts causes of action for misappropriation of trade secrets, conversion, interference with prospective relations, conspiracy, unjust enrichment and unfair competition. Drillmec is seeking damages in the form of the Company’s actual profits from the PEMEX contracts and the development costs that Drillmec incurred in developing the proprietary information in question. We intend to defend this litigation vigorously.

We produced documents in response to discovery requests on September 30, 2013. This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of March 31, 2014, for any potential liability arising from this litigation.

On February 28, 2014, Sidewinder Drilling Inc. filed a lawsuit in the 269th Judicial District Court in Harris County, Texas (Sidewinder Drilling Inc. v. Oil County Engineering Services, LTD., HYCO Canada U.L.C., and Integrated Drilling Equipment Company Holdings, Inc.). In the lawsuit, Sidewinder is seeking a judicial declaration that the Company is contractually responsible for all of the damages caused by the dropped mast on Rig 103 because “Delivery” of Rig 103 had not occurred at the time of the Rig 103 dropped mast incident. We intend to defend this litigation vigorously.

This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of March 31, 2014, for any potential liability arising from this litigation.

From time to time, we may be involved in other litigation matters arising in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party would have a material adverse effect on our business, financial condition or results of operation. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We have accruals for our self-insurance exposures.

ITEM 1A.	RISK FACTORS

The Company’s risk factors are described in its Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to our risk factors since we filed our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2014, the Company was in compliance with the financial convenants in our Revolving Facility and Term Facility.

We have three classes of preferred stock outstanding, Series A preferred stock, Series B preferred stock and Series C preferred stock (collectively, the “Preferred Stock”). Each series of Preferred Stock accrues cumulative dividends which are paid in additional shares of such series of Preferred Stock. The Series A preferred stock accrues cumulative dividends at a rate of 16% per year, the Series B preferred stock accrues cumulative dividends at a rate of 20% for the first year and 25% per year thereafter, and the Series C preferred stock accrues cumulative dividends at a rate of 14% per year. All outstanding shares of Preferred Stock are held by Empeiria Investors LLC, our Sponsor.

We have been unable to issue additional preferred shares for the paid-in-kind dividends on each series of Preferred Stock as we do not have sufficient authorized shares of each series of Preferred Stock to make the issuance. As of May 15, 2014, the arrearage in the payment of dividends on each series of Preferred Stock is as follows:

•	The holder of the Series A preferred stock is entitled to 5,650 shares of Series A preferred stock as accrued dividends on the Series A preferred stock.
•	The holder of the Series B preferred stock is entitled to 379 shares of Series B preferred stock as accrued dividends on the Series B preferred stock.
•	The holder of the Series C preferred stock is entitled to 267 shares of Series C preferred stock as accrued dividends on the Series C preferred stock.

We intend to amend the Certificate of Designation of each series of Preferred Stock to increase the number of shares designated as Series A preferred stock, Series B preferred stock and Series C preferred stock, as applicable, such that we will have sufficient shares of each series of Preferred Stock to issue additional preferred shares for the accrued paid-in-kind dividends that are currently in arrears as well as future paid-in-kind dividends on each series of Preferred Stock.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this report.

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company, effective as of April14, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).
3.3	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report Form 8-K as filed with the SEC on December 20, 2012).
3.4	Second Amendment to the Bylaws of the Company, effective as of April 14, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
3.5	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
3.6	Certificate of Designation of Series B Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013).
3.7	Certificate of Designation of Series C Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013).
4.1	Warrant Agreement, dated as of June 15, 2011, by and between Empeiria Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
4.2	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
4.4	Common Stock Warrant Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp., Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
4.5	Specimen Series A Preferred Stock Certificate of the Company (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.1	Amended and Restated Voting Agreement, dated as of April 7, 2014, by and among Integrated Drilling Equipment Holdings Corp., Empeiria Investors LLC, Stephen D. Cope, and certain former stockholders of Integrated Drilling Equipment Company Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
10.2	Settlement Agreement and General Release, dated as of April 7, 2014, between Integrated Drilling Equipment Holdings Corp. and Stephen Cope (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
10.3	Promissory Note of Integrated Drilling Equipment Holdings Corp., dated as of April 7, 2014, issued to Stephen D. Cope in the amount of $2,111,951.00 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).

Exhibit Number	Description
10.4	Promissory Note of Integrated Drilling Equipment Holdings Corp., dated as of April 7, 2014, issued to Stephen D. Cope in the amount of $408,169.00 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
10.5#	Confidential Sales Representation and Non-Circumvention/Non-Disclosure Agreement, dated April 7, 2014, between Integrated Drilling Equipment Holdings Corp. and Stephen Cope (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
10.6	Third Amendment to Term Loan and Security Agreement, dated March 31, 2014, among Integrated Drilling Equipment Holdings Corp., Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, the lenders party thereto, and Elm Park Capital Management, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2014).
10.7	Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated March 31, 2014, among Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment Holdings Corp., and PNC Bank, National Association as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2014).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Designates a compensation plan or arrangement for directors or executive officers.
*	Filed herewith.
**	Furnished herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DRILLING EQUIPMENT HOLDINGS CORP.

Dated: May 15, 2014	/s/ Richard Dodson Richard Dodson President and Chief Operating Officer (Principal Executive Officer)
Dated: May 15, 2014	/s/ N. Michael Dion N. Michael Dion Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)