Form 10-Q
period 2014-06-30
Integrated Drilling Equipment Holdings Corp
filed 2014-08-14
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 11, 2014, there were 8,809,917 shares of Company’s common stock issued and outstanding.

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

ITEM 1.	FINANCIAL STATEMENTS

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except share and par value)	June 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$3,467	$981
Restricted cash	7	83
Accounts receivable, net	10,951	13,333
Inventories, net	6,187	7,039
Deferred tax assets	96	133
Prepaid expenses and other current assets	403	782
Total current assets	21,111	22,351
Intangibles, net	2,315	2,798
Property, equipment and improvements, net	2,433	2,686
Deferred financing costs, net	728	1,517
Deposits	91	91
Total assets	$26,678	$29,443
Liabilities and Stockholders’ Deficit
Current liabilities
Current maturities of long-term debt	$32,163	$12,974
Current portion of capital lease obligations	79	64
Trade accounts and other payables	14,335	14,482
Accrued liabilities	7,485	8,654
Customer advanced billings and payments, and other	4,616	5,148
Total current liabilities	58,678	41,322
Long-term debt, less current maturities	5,006	22,746
Capital lease obligations, net of current	147	98
Deferred tax liability	96	133
Total liabilities	63,927	64,299
Commitments and contingencies (See Note 13)
Stockholders’ deficit
Common stock $0.0001 par value per share:
Authorized shares 100,000,000;
Issued shares 8,809,917	1	1
Accumulated deficit	(37,250)	(34,857)
Total stockholders’ deficit	(37,249)	(34,856)
Total liabilities and stockholders’ deficit	$26,678	$29,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013
Revenue
Products	$11,872	$14,124	$25,247	$41,552
Services	7,258	9,555	15,205	22,018
Total revenue	19,130	23,679	40,452	63,570
Cost of goods sold and services
Products	9,143	9,876	19,013	31,925
Services	3,994	7,468	8,205	15,583
Total cost of goods sold and services	13,137	17,344	27,218	47,508
Selling, general and administrative expense	6,960	6,670	11,720	14,180
Depreciation and amortization expense	443	523	886	1,128
Income (loss) from operations	(1,410)	(858)	628	754
Other (income) expense
Interest expense	1,399	1,143	3,098	2,292
Other (income)	(225)	(199)	(165)	(459)
Income before income taxes	(2,584)	(1,802)	(2,305)	(1,079)
Income taxes (benefit)
Current	21	106	88	192
Deferred	—	(528)	—	(249)
Total income taxes	21	(422)	88	(57)
Net loss	$(2,605)	$(1,380)	$(2,393)	$(1,022)
Weighted average shares outstanding:
Basic	8,809,917	8,685,700	8,809,917	8,673,849
Diluted	8,951,976	8,827,994	8,952,030	8,816,159
Loss per share:
Basic	$(0.30)	$(0.16)	$(0.27)	$(0.12)
Diluted	$(0.30)	$(0.16)	$(0.27)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(unaudited)

	Shares Issued		Stock		Accumulated Deficit	Total Stockholders’ Deficit
(in thousands, except share data)	Common	Preferred	Common	Preferred
Balances at December 31, 2012	8,646,700	—	$1	$—	$(28,439)	$(28,438)
Net loss	—	—	—	—	(1,022)	(1,022)
Issuance of common shares in exchange for warrants	39,000	—	—	—	—	—
Balances at June 30, 2013	8,685,700	—	$1	$—	$(29,461)	$(29,460)

Balances at December 31, 2013	8,809,917	—	1	—	(34,857)	(34,856)
Net loss	—	—	—	—	(2,393)	(2,393)
Balances at June 30, 2014	8,809,917	—	$1	$—	$(37,250)	$(37,249)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
(in thousands)	2014	2013
Operating activities
Net loss	$(2,393)	$(1,022)
Adjustments to reconcile net loss to cash provided by (used in) operating activities
Depreciation and amortization expense	886	1,128
Deferred income tax	—	(249)
Increase (decrease) in bad debt provision	(258)	68
Decrease in inventory obsolescence provision	(76)	—
Amortization of deferred financing costs	789	280
Unrealized gain on warrant valuation	(157)	(401)
Paid-in-kind interest expense	662	201
Compensation expense in form of note payable	2,254	—
Changes in operating assets and liabilities
Trade accounts receivable	2,640	13,092
Inventories	928	4,696
Other current assets	378	482
Trade accounts and other payables	(77)	(2,300)
Accrued liabilities	(815)	(855)
Customer advanced billings and payments	(533)	(11,037)
Net cash provided by operating activities	4,228	4,083
Investing activities
Capital expenditures for property, equipment and improvements	(50)	(209)
Decrease in restricted cash	77	365
Net cash provided by (used in) investing activities	27	156
Financing activities
Issuance of long-term debt	39,169	62,625
Repayments of long-term debt	(40,901)	(67,231)
Payment of capital lease	(37)	(23)
Net cash used in financing activities	(1,769)	(4,629)
Increase (decrease) in cash and cash equivalents	2,486	(390)
Cash and cash equivalents
Beginning of period	981	1,602
End of period	$3,467	$1,212
Noncash activity
Property and equipment acquired through capital leases	$126	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business and Summary of Significant Accounting Policies

Integrated Drilling Equipment Holdings Corp. (the “Company”) provides products and services to customers in the oil and gas industry both domestically and internationally. The majority of the Company’s business is conducted through two operating segments: (1) Electrical Products and Services (the “electrical segment”) and (2) Drilling Products and Services (the “drilling segment”). Unless otherwise provided, references to the “Company,” “we,” “us” and “our” refer to Integrated Drilling Equipment Holdings Corp. and its subsidiaries.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The accompanying unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim periods. In the opinion of management of the Company, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and operating results for the periods disclosed. All intercompany balances and transactions have been eliminated in consolidation. The accounting policies followed by the Company are set forth in Note 5 to the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, and such accounting policies are supplemented by the notes to these unaudited condensed consolidated financial statements. There have been no significant changes to these policies and it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013.

These interim financial statements are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchanges Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete consolidated financial statements and should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K. While the year-end balance sheet data was derived from audited financial statements, this interim report does not include all disclosures required by GAAP for annual periods. These unaudited interim condensed consolidated financial statements reflect all of the adjustments that are, in the opinion of management, necessary for a fair statement of the results for the periods presented. Interim results are not necessarily indicative of the results that may be expected for a full year.

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

As of June 30, 2014, we were not in compliance with the minimum fixed charge coverage ratio (“FCCR”) covenant in our Revolving Facility and Term Facility. The Company incurred a non-cash expense of $2.3 million related to the Settlement Agreement entered into with our former CEO in April 2014. As a result of this expense, we did not generate sufficient EBITDA to meet our FCCR covenant for the six months ended June 30, 2014 reporting period and therefore are in default of our debt facilities. This resulted in an event of default under such facilities, which, if not cured or waived, would give the lenders under such facilities the right to declare the debt immediately due and payable. In the event of an acceleration of amounts due under our debt facilities as a result of this default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interest in the collateral securing such indebtedness, which would have a material adverse effect on our business, prospects and financial condition.

We are currently in discussions with the lenders under these facilities to amend the agreements to address these covenants. The Company believes it will be able to negotiate with the lenders to amend the Revolving Facility and the Term Facility. However, if the Company is unable to negotiate amendments, there can be no assurance that the Company would be able to find other lenders to refinance these agreements.

As of June 30, 2014, the Company had cash and cash equivalents of approximately $3.5 million. The Company believes its existing cash and cash equivalents, $1.4 million available from its revolving facility, expected revenues from its contractual backlog of $23.0 million, and future orders will enable it to meet its material liquidity needs for the next twelve months from the balance sheet date provided that we are successful in extending or refinancing our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that substantially all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under its

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Company Financing  – (continued)

existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of June 30, 2014, it would be required to pay its lenders an aggregate of $30.7 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, operations and financial condition and raises substantial doubt about the Company’s ability to continue as a going concern.

3. PEMEX Contract Termination

On August 9, 2013, the Company received notices from PEMEX Procurement International, Inc. (“PII”) (formerly Integrated Trade Systems, Inc.), an agent for PEMEX-Exploración y Producción (“PEMEX”) terminating four purchase agreements for modular drilling units. The collective value of the four agreements was approximately $354.0 million. The Company, through its subsidiaries Integrated Drilling Equipment LLC and IDE Perforación Mexico, S. de R.L. de C.V., entered into these four purchase agreements with PII, an agent for PEMEX, on March 22, 2013.

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

As a result of its decision to exercise its right to terminate the purchase agreements, under the terms of the agreements, PEMEX may seek liquidated damages from the Company in the amount of 12% of the purchase price of each of the modular drilling units. As of June 30, 2014, no provision has been made for any potential liability that could arise should PEMEX seek liquidating damages as a result of the terminated purchase agreements.

4. Accounts Receivable

Accounts Receivable consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Trade Accounts Receivable	$7,644	$10,081
Unbilled revenue and other	3,735	3,996
Less: Allowance for doubtful accounts	(428)	(744)
	$10,951	$13,333

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Uncompleted Contracts

Costs, estimated earnings and billings on uncompleted contracts are summarized below (in thousands):

	June 30, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$40,173	$30,354
Earned margin	9,860	6,123
Earned revenue	50,033	36,477
Less: Billings to date	51,093	38,195
	$(1,060)	$(1,718)
Included in the accompanying balance sheets under the following captions:
Accounts receivable	$3,359	$3,390
Customer advanced billings and payments	(4,419)	(5,108)
	$(1,060)	$(1,718)

6. Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials and finished goods	$4,297	$5,193
Work in process	2,164	2,196
Reserve	(274)	(350)
	$6,187	$7,039

7. Intangibles

Intangibles consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Rig technology and product design	$4,642	$4,642
Less: Accumulated amortization	(2,327)	(1,844)
	$2,315	$2,798

Amortization expense for the six months ended June 30, 2014 and 2013 amounted to $483 thousand and $624 thousand, respectively.

8. Property, Equipment and Improvements

Property, Equipment and Improvements, including capital leases, consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Machinery and equipment	$3,097	$3,142
Leasehold improvements	4,544	4,544
Assets under capital leases	329	275
Less: Accumulated depreciation	(5,537)	(5,275)
	$2,433	$2,686

Depreciation expense relating to machinery and equipment and leasehold improvements for the six months ended June 30, 2014 and 2013 amounted to $366 thousand and $484 thousand, respectively.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Property, Equipment and Improvements  – (continued)

Depreciation expense relating to capital leases for the six months ended June 30, 2014 and 2013 amounted to $37 thousand and $21 thousand, respectively.

9. Debt and Redeemable Preferred Stock

Debt and redeemable preferred stock consisted of the following (in thousands):

	June 30, 2014		December 31, 2013
	Short-Term	Long-Term	Short-Term	Long-Term
$2.5 million redeemable preferred stock, Series A(1)	$—	$3,188	$—	$2,949
$0.5 million redeemable preferred stock, Series B(2)	—	563	—	514
$0.5 million redeemable preferred stock, Series C(3)	—	544	—	509
$15.0 million revolving credit facility(4)	10,831	—	11,774	—
$20.0 million credit agreement(5)	19,822	—	1,200	18,774
$2.1 million promissory note(6)	1,306	562	—	—
$0.4 million promissory note(7)	204	149	—	—
	$32,163	$5,006	$12,974	$22,746

(1)	$2.5 million of redeemable preferred stock (25,000 shares of Series A preferred stock at $100 per share) is subject to mandatory redemption on the date which is 181 days following the date at which our Term Facility is repaid in full. The redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The preferred stock is not convertible into common stock and accrues cumulative dividends at a rate of 16% per year. The dividends are payable in additional shares of Series A preferred stock.
(2)	$0.5 million of redeemable preferred stock (5,000 shares of Series B preferred stock at $100 per share) is subject to mandatory redemption on the date which is 181 days following the date at which our $2.5 million redeemable preferred stock, Series A, is repaid in full. The redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The preferred stock is not convertible into common stock and accrues cumulative dividends at a rate of 20% for the first year and 25% per year thereafter. The dividends are payable in additional shares of Series B preferred stock.
(3)	$0.5 million of redeemable preferred stock (5,000 shares of Series C preferred stock at $100 per share) is subject to mandatory redemption on the date which is 181 days following the date at which our $2.5 million redeemable preferred stock, Series A, is repaid in full. The redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The preferred stock is not convertible into common stock and accrues cumulative dividends at a rate of 14% per year. The dividends are payable in additional shares of Series C preferred stock.
(4)	$15.0 million revolving credit facility which expires on December 31, 2014, as amended on March 31, 2014 (see Note 2). Borrowings under this Revolving Facility bear interest at a rate determined by the lending institution, with a minimum rate of 1.5%. The interest rate at June 30, 2014 and 2013 was 7.75% and 4.75% respectively. Additionally, the lender assesses a “Lenders fee” of 0.375% on the unused portion of the Revolving Facility. The Company is jointly and severally liable for the obligations owing under the Revolving Facility and any future subsidiaries of the Company shall be required to guarantee the payment and performance of the obligations of the Company under the Revolving Facility. The Revolving Facility is secured, subject to certain permitted liens, on a first priority basis by a security interest in substantially all of the Company’s tangible and intangible assets.
(5)	$20.0 million credit agreement which matures on June 30, 2015, as amended on March 31, 2014 (see Note 2). Loans under this Term Facility bear interest, at the Borrowers’ option, at a rate equal to the adjusted LIBOR rate or an alternate base rate, in each case, subject to a floor and a spread. As of June 30, 2014 and 2013, the cash interest rate was 12%. In addition to the cash interest rate, all loans bear an additional paid-in-kind (PIK) interest at a rate of 4% per annum (unless the Borrower’s total leverage ratio is less than

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
(6)	$2.1 million promissory note issued to Stephen Cope, our former CEO, provides for bi-weekly installment payments of $40,614.44 until the note is paid in full. Interest accrues on the note at the rate of 9% per annum and interest on all past due amounts at the rate of 18% per annum. All interest shall accrue and be paid at maturity. Notwithstanding the foregoing, upon the earlier of (i) April 7, 2016 or (ii) the later to occur of (x) the date the Company determines that it would have had, after paying the note in full, liquidity of at least $5 million on each of two consecutive months’ end and (y) the date the Company has contracted backlog for drilling rigs and related equipment (1) of at least $75 million or (2) of $60 million (excluding the electrical segment’s contracted backlog), then the entire amount of such note shall become due and payable. In addition, a mandatory prepayment on the note in the amount of $250,000 shall be due on the date, after March 31, 2014, when the Company has received deposits of at least $5.0 million for contracted backlog for drilling related equipment. This note is prepayable at any time without payment of any premium or fee.
(7)	$0.4 million promissory note issued to Stephen Cope, our former CEO, provides for bi-weekly installment payments of $7,849.40 until the note is paid in full. Notwithstanding the foregoing, on April 8, 2016, all unpaid principal shall be due and payable. The note does not accrue interest and is prepayable at any time without payment of any premium or fee.

Compliance with Debt Covenants

As of June 30, 2014, we were not in compliance with the minimum fixed charge coverage ratio (“FCCR”) covenant in our Revolving Facility and Term Facility. The Company incurred a non-cash expense of $2.3 million related to the Settlement Agreement entered into with our former CEO in April 2014. As a result of this expense, we did not generate sufficient EBITDA to meet our FCCR covenant for the six months ended June 30, 2014 reporting period and therefore are in default of our debt facilities. This resulted in an event of default under such facilities, which, if not cured or waived, would give the lenders under such facilities the right to declare the debt immediately due and payable. In the event of an acceleration of amounts due under our debt facilities as a result of this default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interest in the collateral securing such indebtedness, which would have a material adverse effect on our business, prospects and financial condition.

We are currently in discussions with the lenders under these facilities to amend the agreements to address these covenants. The Company believes it will be able to negotiate with the lenders to amend the Revolving Facility and the Term Facility. However, if the Company is unable to negotiate amendments, there can be no assurance that the Company would be able to find other lenders to refinance these agreements.

10. Defined Contribution Plans

The Company has a 401k plan for eligible employees; however, during the six months ended June 30, 2014 and 2013 we did not make any contributions to the plan.

11. Income Taxes

The effective tax rate for the six months ended June 30, 2014 and 2013 was 3.8% and 5.3%, respectively. The difference in the effective tax rates was primarily due to a valuation allowance recorded against deferred tax assets. During the third quarter 2013, the Company recorded a non-cash charge to establish a valuation allowance of $4.6 million against its deferred tax assets, mainly consisting of net operating loss carryforwards and deductible temporary differences in accordance with Accounting Standards Codification 740, Income Taxes (ASC 740-10-45-5). The valuation allowance will be reduced when and if the Company determines it is more likely than not that there is sufficient positive evidence that the related deferred income tax assets will be realized.

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

The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of December 31, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues
Electrical(1)	$13,788	$13,121	$27,600	$31,898
Drilling(2)	5,847	11,596	14,526	36,311
Intersegment eliminations	(505)	(1,038)	(1,674)	4,639
Total revenues	19,130	23,679	40,452	63,570
Segment profit
Electrical	3,739	2,426	7,130	6,200
Drilling	(876)	(100)	(106)	917
Total segment profit	2,863	2,326	7,024	7,117
Corporate expenses	3,830	2,661	5,510	5,235
Depreciation and amortization expense	443	523	886	1,128
Interest expense	1,399	1,143	3,098	2,292
Other	(225)	(199)	(165)	(459)
Loss before income taxes	$(2,584)	$(1,802)	$(2,305)	$(1,079)

(1)	Includes $0.5 million and $0.9 million of intersegment transactions for the three months ended June 30, 2014 and 2013, respectively; and $1.7 million and $4.5 million of intersegment transactions for the six months ended June 30, 2014 and 2013, respectively.
(2)	Includes $0.1 million of intersegment transactions for the three and six months ended June 30, 2013. There were no intersegment transactions in 2014.

	June 30, 2014	December 31, 2013
Assets
Electrical	$16,913	$19,291
Drilling	7,402	6,168
Total segment assets	24,315	25,459
Corporate assets	2,363	3,984
Total assets	$26,678	$29,443
Capital expenditures
Electrical	$128	$184
Drilling	48	117
Total segment capital expenditures	176	301
Corporate capital expenditures	—	45
Total capital expenditures	$176	$346

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Commitments and Contingencies

Self-Insured Health Program

The Company maintains a self-insured health benefits plan, which provides medical benefits to employees selecting coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims. The reserve is an estimate based on historical experience, as well as the number of participants and other assumptions, some of which are subjective. As any of these factors change, the Company will adjust its self insurance medical benefits reserve accordingly. Effective May 1, 2014, we have stop loss insurance for claims in excess of $70 thousand per individual and claims in excess of $2.1 million aggregate group loss. For the period May 1, 2013 through April 30, 2014, we had stop loss coverage for claims in excess of $65 thousand per individual and claims in excess of $2.6 million aggregate group loss. The Company believes its insurance reserves are adequate.

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

The Company produced documents in response to discovery requests on September 30, 2013. This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of June 30, 2014, for any potential liability arising from this litigation.

On February 28, 2014, Sidewinder Drilling Inc. filed a lawsuit in the 269th Judicial District Court in Harris County, Texas, against the Company and others (Sidewinder Drilling Inc. v. Oil County Engineering Services, LTD., HYCO Canada U.L.C., and Integrated Drilling Equipment Company Holdings, Inc.). In the lawsuit, Sidewinder is seeking a judicial declaration that the Company is contractually responsible for all of the damages caused by the dropped mast on Rig 103 because “Delivery” of Rig 103 had not occurred at the time of the Rig 103 dropped mast incident. We intend to defend this litigation vigorously.

This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of June 30, 2014, for any potential liability arising from this litigation.

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

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Earnings (loss) Per Share

The following tables (in thousands, except share and per share amounts) set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic:
Net income	$(2,605)	$(1,380)	$(2,393)	$(1,022)
Weighted average common shares	8,809,917	8,685,700	8,809,917	8,673,849
Basic income per share	$(0.30)	$(0.16)	$(0.27)	$(0.12)
Diluted:
Net income	$(2,605)	$(1,380)	$(2,393)	$(1,022)
Basic weighted average common shares	8,809,917	8,685,700	8,809,917	8,673,849
Potential common shares	142,059	142,294	142,113	142,309
Diluted weighted average common shares	8,951,976	8,827,994	8,952,030	8,816,159
Diluted income per share	$(0.30)	$(0.16)	$(0.27)	$(0.12)

15. Subsequent Events

Appointment of Chief Executive Officer

On July 21, 2014, Jim Terry, was appointed chief executive officer “CEO”of the Company. Mr. Terry replaces the former CEO, Stephen Cope, who resigned in April of this year. Effective with his CEO appointment, Mr. Terry became a member of the Company’s Board of Directors.

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

On April 11, 2013, EAC changed its name to Integrated Drilling Equipment Holdings Corp.

Overview

We provide products and services to customers in the oil and gas industry both domestically and internationally. The majority of our business is conducted through two operating segments: (1) Electrical Products and Services (the “electrical segment”) and (2) Drilling Products and Services (the “drilling segment”).

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

We are currently finalizing new rig designs for offshore platforms that we expect will enable us to capture more bids for new drilling equipment on newly constructed platforms as well as replacing drilling equipment on existing shallow offshore platforms that may be 25 or more years’ old. On these older platforms, drilling operators are potentially looking to upgrade their platforms with newer equipment that encompasses the latest drilling techniques and efficiencies. We are currently using our new offshore platform rig designs for current bids with offshore drilling contractors. If we are successful in obtaining this additional offshore platform rig business, it will expand our current offerings beyond our existing land rig offerings. The size and scope of these projects will help to solidify our existing land rig backlog.

Management is currently focused on improving the marketing of our complete rig packages and control systems, including our automated control options. We also plan to leverage our electrical segment’s established customer base to expand the products and services we offer to our customers and are evaluating strategies to further serve offshore and international markets.

Consolidated Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2014		2013		2014		2013
Statement of Operations Data:
Revenue:
Products	$11,872	62.1%	$14,124	59.6%	$25,247	62.4%	$41,552	65.4%
Services	7,258	37.9%	9,555	40.4%	15,205	37.6%	22,018	34.6%
Total revenue	19,130	100.0%	23,679	100.0%	40,452	100.0%	63,570	100.0%
Cost of goods sold and services:
Products	9,143	77.0%	9,876	69.9%	19,013	75.3%	31,925	76.8%
Services	3,994	55.0%	7,468	78.2%	8,205	54.0%	15,583	70.8%
Total cost of goods sold and services	13,137	68.7%	17,344	73.2%	27,218	67.3%	47,508	74.7%
Selling, general and administrative expense	6,960	36.4%	6,670	28.2%	11,720	29.0%	14,180	22.3%
Depreciation and amortization expense	443	2.3%	523	2.2%	886	2.2%	1,128	1.8%
Income from operations	(1,410)	(7.4)%	(858)	(3.6)%	628	1.6%	754	1.2%
Other (income) expense:
Interest expense	1,399	7.3%	1,143	4.8%	3,098	7.7%	2,292	3.6%
Other (income) expense	(225)	(1.2)%	(199)	(0.8)%	(165)	(0.4)%	(459)	(0.7)%
Income (loss) before income taxes	(2,584)	(13.5)%	(1,802)	(7.6)%	(2,305)	(5.7)%	(1,079)	(1.7)%
Income taxes (benefit):
Current	21	0.1%	106	0.4%	88	0.2%	192	0.3%
Deferred	—	0.0%	(528)	(2.2)%	—	0.0%	(249)	(0.4)%
Total income taxes (benefit)	21	0.1%	(422)	(1.8)%	88	0.2%	(57)	(0.1)%
Net loss	$(2,605)	(13.6)%	$(1,380)	(5.8)%	$(2,393)	(5.9)%	$(1,022)	(1.6)%

Except for the components of cost of goods sold and services, the percentages above represent line item values expressed as a percentage of total revenue. For the components of cost of goods sold and services, the percentages represent cost of goods sold and services related to products and services expressed as a percentage of revenue for products and services, respectively.

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Revenues

Revenues were $19.1 million and $23.6 million for the second quarter of 2014 and 2013, respectively, a decrease of $4.5 million or 19%. This decrease was driven by a $2.3 million decrease in products revenue and a $2.3 million decrease in services revenue. This decrease in products revenue was primarily driven by a

$5.4 million decrease in complete rig product revenues, due to fewer contracts entered into in the second quarter of 2014 versus the comparable 2013 quarter. This decrease was partially offset by increases in revenues from power systems/electrical rig up ($0.6 million), hydraulics ($0.7 million), and fabrication sales ($1.7 million). The decrease in services revenue was primarily driven by $2.3 million reduced revenue in rig up and refurbishment services.

Cost of Sales

Cost of Sales were $13.1 million and $17.3 million for the second quarter of 2014 and 2013, respectively, a decrease of $4.2 million or 24%. This decrease was primarily driven by the $4.5 million decrease in revenues as noted above. As a percent of revenue, cost of sales were 68.7% of revenue in the second quarter of 2014 versus 73.2% of revenue in the comparable 2013 quarter. The decrease in cost of sales as a percentage of revenue was due to improved margins in service revenue, partially offset by decreased margins in products revenue. For the quarter ended June 30, 2014, products margins declined to 23.0% of revenue versus 30.1% of revenue in the comparable 2013 quarter. This reduction in product margin was primarily due to the significant reduction in complete rig package revenues. For the quarter ended June 30, 2014, services margins improved to 45.0% of revenue versus 21.8% of revenue in the comparable 2013 quarter. The improvement in service margin was due principally to improved margins in the automation business, in addition to reduced warranty reserves.

Selling, General and Administration Expenses

Selling, general and administration expenses were $7.0 million and $6.7 million for the second quarter of 2014 and 2013 respectively, an increase of $0.3 million or 4%. This increase was due to a $1.6 million increase in salary expenses primarily due to $2.3 million expense related to the Settlement Agreement entered into with our former CEO in April 2014, partially offset by $0.7 million in lower salary expense due to headcount reductions. This increase was partially offset by lower professional fees ($0.7 million), contract services ($0.2 million), rental expenses ($0.1 million) and a decrease in bad debt provision ($0.3 million).

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.4 million and $0.5 million in the second quarter of 2014 and 2013, respectively, a decrease of $0.1 million or 15%.

Income (Loss) from Operations

Loss from operations was $1.4 million and $0.8 million in the second quarter of 2014 and 2013, respectively, an increase in loss from operations of $0.6 million or 64%. The decrease in income primarily resulted from $0.3 million loss of gross margin and $0.3 million of increased selling, general and administrative expenses. The decrease in gross margin was due to $1.5 million decrease in products gross margin, partially offset by a $1.2 million increase in services gross margin.

Other (Income) Expense and Income Taxes

Total other expense was $1.2 million and $0.9 million in the second quarter of 2014 and 2013, respectively an increase of $0.3 million, or 24%. Interest expense was $1.4 million and $1.1 million in the second quarter of 2014 and 2013 respectively, an increase of $0.3 million. The increase in interest expense was due to higher interest rates due to our lenders. Additionally, the Company had higher debt levels due to issuing $1.0 million of additional preferred stock (Series B and Series C) in November 2013, as well as $2.5 million in promissory notes issued to Stephen Cope in April 2014. Other income was $0.2 million in the second quarter 2014 and comparable quarter of 2013.

Income tax expense (credits) was $0.02 million and $(0.4) million in the second quarter of 2014 and 2013, respectively. After adjusting for temporary and permanent income tax items, the income tax expense represented effective tax rates on income before income taxes of 0.8% in 2014 and 23.4% in 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues

Revenues were $40.5 million and $63.6 million for the first six months of 2014 and 2013, respectively, a decrease of $23.1 million or 36%. This decrease was driven by a $16.3 million decrease in products revenue and a $6.8 million decrease in services revenue. The decrease in products revenue was primarily driven by a $20.6 million decrease in complete rig product revenues due to fewer contracts entered into in the first six months of 2014 versus in the comparable 2013 period. This decrease was partially offset by increases in revenues from fabrication ($2.6 million), power systems/electrical products ($1.0 million), hydraulic ($0.6 million) and part sales ($0.3 million). The decrease in services revenue was primarily driven by decreases in revenues from power systems and electrical services ($4.1 million) and rig up and refurbishment services ($3.8 million). These decreases were partially offset by an increase in revenue from automation services ($0.9 million).

Cost of Sales

Cost of Sales were $27.2 million and $47.5 million for the first six months of 2014 and 2013, respectively, a decrease of $20.3 million or 43%. This decrease was primarily driven by the $23.1 million decrease in revenues as noted above. As a percent of revenue, cost of sales were 67.3% of revenue in the first six months of 2014 versus 74.7% of revenue in the comparable period in 2013. The decrease in cost of sales as a percentage of revenue was due to improved margins in both revenue segments. For the six months ended June 30, 2014, products margins improved slightly to 24.7% of revenue versus 23.2% of revenue in the comparable 2013 six month period. For the six months ended June 30, 2014, services margins improved to 46.0% of revenue versus 29.2% of revenue in the comparable 2013 six month period. The improvement in service margin was due principally to improved margins in the automation business, in addition to reduced warranty reserves.

Selling, General and Administration Expenses

Selling, general and administration expenses were $11.7 million and $14.2 million for the first six months of 2014 and 2013, respectively, a decrease of $2.5 million or 17%. This decrease was due to lower professional fees ($0.8 million), contract services ($0.3 million), rental expenses ($0.9 million) and a decrease in bad debt provision ($0.3 million). Additionally, the Company had $2.3 million in expenses related to the Settlement Agreement entered into with our former CEO in April 2014, which was offset by $2.3 million in lower salary expense due to headcount reductions.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.9 million and $1.1 million in the first six months of 2014 and 2013, respectively, a decrease of $0.2 million or 21%.

Income from Operations

Income from operations was $0.6 million and $0.7 million in the first six months of 2014 and 2013, respectively, a decrease of $0.1 million or 17%. The decrease primarily resulted from $2.8 million loss of gross margin, partially offset by $2.5 million of decreased selling, general and administrative expenses and $0.2 million of decreased depreciation. The decrease in gross margin was due to $3.4 million decrease in products gross margin, partially offset by a $0.6 million increase in services gross margin.

Other (Income) Expense and Income Taxes

Total other expense was $2.9 million and $1.8 million in the first six months of 2014 and 2013, respectively an increase of $1.1 million or 60%. Interest expense was $3.1 million and $2.3 million in the first six months of 2014 and 2013 respectively, an increase of $0.8 million. The increase in interest expense was due to higher interest rates due to our lenders. Additionally, the Company had higher debt levels due to issuing $1.0 million of additional preferred stock (Series B and Series C) in November 2013, as well as $2.5 million in promissory notes issued to Stephen Cope in April 2014. Other income was $0.2 million and $0.5 million in the first six months 2014 and 2013.

Income tax expense (credits) was $0.09 million and $(0.06) million in the first six months of 2014 and 2013, respectively. After adjusting for temporary and permanent income tax items, the income tax expense represented effective tax rates on income before income taxes of 3.8% in 2014 and 5.3% in 2013.

Segment Results of Operations

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Electrical Products and Services segment

Electrical Products and Services segment revenues were $13.8 million and $13.1 million for the second quarter of 2014 and 2013, respectively, an increase of $0.7 million or 5%. This increase was primarily driven by higher automation sales. Electrical Products and Services segment profit was $3.7 million and $2.4 million for the second quarter of 2014 and 2013, respectively, an increase of $1.3 million or 54%. Segment profits were 27.1% of 2014 and 18.5% of 2013 second quarter respective segment revenues. The $1.3 million increase in segment profits was primarily driven by improved margins in the power systems and electrical rig up, hydraulics and automation product lines.

Drilling Products and Services segment

Drilling Products and Services segment revenue was $5.8 million and $11.5 million for the second quarter of 2014 and 2013, respectively, a decrease of $5.7 million, or 50%. This decrease was primarily driven by lower complete rig package sales. During the second quarter of 2014, we delivered one complete rig package, compared to delivering two complete rig packages in the second quarter of 2013. Drilling Products and Services segment loss was $0.9 million and $0.1 million for the second quarter of 2014 and 2013, respectively, an increase in loss of $0.8 million. Segment losses were 15.0% of 2014 and 0.9% of 2013 second quarter respective segment revenues. The decline of $0.9 million in segment profits was due to significantly lower revenues as noted above.

Six Months Ended June 30, 2014 versus Six Months Ended June 30, 2013

Electrical Products and Services segment

Electrical Products and Services segment revenues were $27.6 million and $31.9 million for the first six months of 2014 and 2013, respectively, a decrease of $4.3 million or 14%. This decrease was primarily driven by lower power systems and electrical rig up revenues and decreased inter-segment sales. Electrical Products and Services segment profit was $7.1 million and $6.2 million for the first six months of 2014 and 2013, respectively, an increase of $0.9 million or 15%. Segment profits were 25.8% of 2014 and 19.4% of 2013 first six months respective segment revenues. The $0.9 million increase in segment profits was primarily driven by improved margins in the power systems and electrical rig up, hydraulics and automation product lines.

Drilling Products and Services segment

Drilling Products and Services segment revenue was $14.5 million and $36.3 million for the first six months of 2014 and 2013, respectively, a decrease of $21.8 million, or 60%. This decrease was primarily driven by lower complete rig package sales. During the first six months of 2014, we delivered one complete rig package, compared to delivering four complete rig packages in the first six months of 2013. Drilling Products and Services segment loss was $0.1 million for the first six months of 2014, compared to segment profit of $0.9 million in 2013, resulting in a decrease of $1.0 million. Segment losses were 0.7% of 2014 and 2.5% of 2013 first six months respective segment revenues. The decline of $1.0 million in segment profits was due to significantly lower revenues as noted above.

Liquidity and Capital Resources

Our primary source of liquidity is cash generated from the sales of our products and services. Most of the Company’s fixed-price contracts for electrical and control systems, as well as new land-based drilling rigs, provide for progress payments throughout the manufacturing process. Most of the Company’s other revenue producing contracts are billed monthly to customers for actual costs plus an agreed margin. Assuming consistent volumes, these contracts typically do not require extensive working capital resources. Our primary use of cash is cost of sales, operating expenses, interest expense, working capital needs, purchases of intangibles, capital expenditures, and repayment of our debt obligations.

On March 31, 2014, the Company entered into amendments to both its Term Facility and its Revolving Facility (as described further below) which, among other things, extended the maturities of these facilities to June 30, 2015 and December 31, 2014, respectively.

At June 30, 2014, we had a working capital deficit of $37.6 million, compared to $19.0 million at December 31, 2013. The increase in our working capital deficit as of June 30, 2014 is primarily due to the reclassification of long-term debt to current ($19.2 million). Total current and long-term debt was $37.2 million and $35.7 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the Company had cash and cash equivalents of approximately $3.5 million. The Company believes its existing cash and cash equivalents, $1.4 million available from its revolving facility, expected revenues from its contractual backlog of $23.0 million, and future orders will enable it to meet its material liquidity needs for the next twelve months from the balance sheet date provided that we are successful in extending or refinancing our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

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

As of June 30, 2014, we were not in compliance with the minimum fixed charge coverage ratio (“FCCR”) covenant in our Revolving Facility and Term Facility. The Company incurred a non-cash expense of $2.3 million related to the Settlement Agreement entered into with our former CEO in April 2014. As a result of this expense, we did not generate sufficient EBITDA to meet our FCCR covenant for the six months ended June 30, 2014 reporting period and therefore are in default of our debt facilities. This resulted in an event of default under such facilities, which, if not cured or waived, would give the lenders under such facilities the right to declare the debt immediately due and payable. In the event of an acceleration of amounts due under our debt facilities as a result of this default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interest in the collateral securing such indebtedness, which would have a material adverse effect on our business, prospects and financial condition.

We are currently in discussions with the lenders under these facilities to amend the agreements to address these covenants. The Company believes it will be able to negotiate with the lenders to amend the Revolving Facility and the Term Facility. However, if the Company is unable to negotiate amendments, there can be no assurance that the Company would be able to find other lenders to refinance these agreements.

As of June 30, 2014, the Company had cash and cash equivalents of approximately $3.5 million. The Company believes its existing cash and cash equivalents, $1.4 million available from its revolving facility, expected revenues from its contractual backlog of $23.0 million, and future orders will enable it to meet its material liquidity needs for the next twelve months from the balance sheet date provided that we are successful in extending or refinancing our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that substantially all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under its existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of June 30, 2014, it would be required to pay its lenders an aggregate of $30.7 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, operations and financial condition and raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the Six Months Ended June 30, 2014 and 2013

Net cash provided by operating activities was $4.2 million and $4.1 million in the first six months of 2014 and 2013, respectively, a decrease of $0.1 million. Net income (loss) adjusted for non-cash components was $1.7 million and $0.01 million in the first six months of 2014 and 2013, respectively. Additionally, changes in working capital items such as collection of receivables or advanced billings to customers can be a significant component of operating cash flows. Changes in working capital items provided $2.5 million and $4.1 million in operating cash flows for the first six months of 2014 and 2013, respectively.

Capital expenditures were approximately $0.05 million and $0.2 million in the first six months of 2014 and 2013, respectively.

The net cash used in financing activities, in the first six months of 2014, was $1.8 million as compared to $4.6 million in the first six months of 2013, a decrease in cash used in financing activities of $2.9 million. This decrease was attributable to $26.3 million less cash used for payments on long-term debt, partially offset by $23.5 million less cash received from borrowings under our Revolving Facility.

As a result of the foregoing activities, in the first six months of 2014, the Company’s cash increased by $2.5 million as compared to a decrease of cash of $0.4 million in the first six months of 2013.

Future Cash Requirements

As of June 30, 2014, we had current maturities of long-term debt of $30.7 million, cash and cash equivalents of $3.5 million, and $1.4 million available under our amended and restated $15.0 million Revolving Facility.

The Company is in a net working capital deficit position as of June 30, 2014. Based on our cash on hand and cash flow from operations and exclusive of liabilities, if any, that may arise from PEMEX’s termination of its four purchase agreements for modular drilling units, we believe as of August 14, 2014, that we will have the working capital resources necessary to meet our projected operational needs for fiscal year 2014 and beyond provided that we are successful in extending our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

Recent Accounting Pronouncements

In May 2014, the FASB issued an ASU relating to the revenue recognition from contracts with customers that creates a common revenue standard for GAAP and IFRS. The core principle will require recognition of revenue to represent the transfer of promised goods or services to customers in an amount that reflects the consideration, including costs incurred, to which the entity expects to be entitled in exchange for those goods or services. These changes are effective for interim and annual periods that begin after December 15, 2016. Early application is not permitted. We are currently evaluating the impact this will have on our consolidated financial statements.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and includes controls and procedures designed to ensure that the information we disclose in our reports is communicated to our management to allow timely decisions regarding required disclosure. The design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on the evaluation referred to above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded that the design and operation of our disclosure controls and procedures were not effective as of June 30, 2014 due to the material weakness in our internal control over financial reporting described below.

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

During the third quarter of 2014, we implemented an internal control regarding an independent review of journal entries to remediate this deficiency. The deficiency has been disclosed to the Audit Committee of our Board of Directors and to our auditors.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We produced documents in response to discovery requests on September 30, 2013. This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of June 30, 2014, for any potential liability arising from this litigation.

On February 28, 2014, Sidewinder Drilling Inc. filed a lawsuit in the 269th Judicial District Court in Harris County, Texas, against the Company and others (Sidewinder Drilling Inc. v. Oil County Engineering Services, LTD., HYCO Canada U.L.C., and Integrated Drilling Equipment Company Holdings, Inc.). In the lawsuit, Sidewinder is seeking a judicial declaration that the Company is contractually responsible for all of the damages caused by the dropped mast on Rig 103 because “Delivery” of Rig 103 had not occurred at the time of the Rig 103 dropped mast incident. We intend to defend this litigation vigorously.

This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of June 30, 2014, for any potential liability arising from this litigation.

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

As of June 30, 2014, we were not in compliance with the minimum fixed charge coverage ratio (“FCCR”) covenant in our Revolving Facility and Term Facility. The Company incurred a non-cash expense of $2.3 million related to the Settlement Agreement entered into with our former CEO in April 2014. As a result of this expense, we did not generate sufficient EBITDA to meet our FCCR covenant for the six months ended June 30, 2014 reporting period and therefore are in default of our debt facilities. This resulted in an event of default under such facilities, which, if not cured or waived, would give the lenders under such facilities the right to declare the debt immediately due and payable. In the event of an acceleration of amounts due under our debt facilities as a result of this default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interest in the collateral securing such indebtedness, which would have a material adverse effect on our business, prospects and financial condition.

We are currently in discussions with the lenders under these facilities to amend the agreements to address these covenants. The Company believes it will be able to negotiate with the lenders to amend the Revolving Facility and the Term Facility. However, if the Company is unable to negotiate amendments, there can be no assurance that the Company would be able to find other lenders to refinance these agreements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of June 30, 2014, the Company was not in compliance with the minimum fixed charge coverage ratio convenant in its Revolving Facility and Term Facility. For additional information see Note 2 to the Company’s condensed consolidated financial statements which is incorporated herein by reference.

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

We have been unable to issue additional preferred shares for the paid-in-kind dividends on each series of Preferred Stock as we do not have sufficient authorized shares of each series of Preferred Stock to make the issuance. As of August 14, 2014, the arrearage in the payment of dividends on each series of Preferred Stock is as follows:

•	The holder of the Series A preferred stock is entitled to 6,875 shares of Series A preferred stock as accrued dividends on the Series A preferred stock.
•	The holder of the Series B preferred stock is entitled to 630 shares of Series B preferred stock as accrued dividends on the Series B preferred stock.
•	The holder of the Series C preferred stock is entitled to 443 shares of Series C preferred stock as accrued dividends on the Series C preferred stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DRILLING EQUIPMENT HOLDINGS CORP.

Dated: August 14, 2014	/s/ Jim Terry Jim Terry Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2014	/s/ N. Michael Dion N. Michael Dion Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)