Form 10-Q
period 2014-09-30
Integrated Drilling Equipment Holdings Corp
filed 2014-11-14
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 12, 2014, there were 8,809,917 shares of Company’s common stock issued and outstanding.

i

PART I.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated by reference in this Quarterly Report on Form 10-Q, including, but not limited to, those under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, and “Legal Proceedings” in Part II, Item 1, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “potential,” “projects,” “could,” “forecast,” “foresee,” “scheduled,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These statements are based on management’s belief and assumptions using currently available information, and expectations, as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide assurance that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	Our limited operating history and ability to generate consistent cash flows.
•	Our ability to maintain existing customers and timely deliver our backlog.
•	Our ability to manage anticipated growth, develop new products and services and integrate future acquisitions and joint ventures.
•	Trends in the oil and gas industry, including changes in oil and natural gas prices and consolidation in this industry.
•	Intense competition and availability and cost of materials, equipment and supplies.
•	Our ability to retain and compete for the services of management and highly-trained technical or trade personnel.
•	Instability in international economic and political conditions and severe weather.
•	Complying with U.S. laws and regulations while competing with foreign companies not subject to such laws and regulations.
•	Losses on fixed-price contracts or loss of any of our major customers.
•	Our ability to service our debt and pay dividends.
•	The complexity of percentage-of-completion accounting and the fact that we may be required to recognize a charge against current earnings under these accounting rules.
•	Our officers, directors and principal stockholders, who hold a significant percentage of our stock, may have interests that are different or adverse to other stockholders.
•	Our ability to obtain additional financing and comply with restrictive covenants under our existing and future debt agreements.
•	That we may issue additional debt securities or otherwise incur substantial indebtedness.
•	Impact of litigation and the availability and cost of insurance.
•	Compliance with environmental laws and regulations.
•	Burdens of being a public company, including complying with the Sarbanes Oxley Act and the Dodd-Frank Act.
•	Lack of an active, liquid market for our common stock, which may impact our stock price.

•	Fluctuations in our quarterly operating reports.
•	Impact of qualifying as a controlled company and smaller reporting company.
•	Effect of anti-takeover provisions in our charter documents and Delaware law.
•	Our warrants may be amended or redeemed at a time that disadvantages warrant holders or our warrants may expire without any value.
•	Dilutive impact of registration rights granted to Empeiria Investors LLC, our sponsor, our officers and directors and other parties.

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

ITEM 1.	FINANCIAL STATEMENTS

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except share and par value)	September 30, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$3,782	$981
Restricted cash	—	83
Accounts receivable, net	14,393	13,333
Inventories, net	7,644	7,039
Deferred tax assets	140	133
Prepaid expenses and other current assets	214	782
Total current assets	26,173	22,351
Intangibles, net	2,073	2,798
Property, equipment and improvements, net	2,365	2,686
Deferred financing costs, net	546	1,517
Deposits	91	91
Total assets	$31,248	$29,443
Liabilities and Stockholders’ Deficit
Current liabilities
Current maturities of long-term debt	$32,709	$12,974
Current portion of capital lease obligations	79	64
Trade accounts and other payables	12,616	14,482
Accrued liabilities	7,815	8,654
Customer advanced billings and payments, and other	10,944	5,148
Total current liabilities	64,163	41,322
Long-term debt, less current maturities	4,923	22,746
Capital lease obligations, net of current	127	98
Deferred tax liability	140	133
Total liabilities	69,353	64,299
Commitments and contingencies (See Note 13)
Stockholders’ deficit
Common stock $0.0001 par value per share:
Authorized shares 100,000,000;
Issued shares 8,809,917	1	1
Accumulated deficit	(38,106)	(34,857)
Total stockholders’ deficit	(38,105)	(34,856)
Total liabilities and stockholders’ deficit	$31,248	$29,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share amounts)	2014	2013	2014	2013
Revenue
Products	$9,759	$8,014	$35,006	$49,566
Services	8,217	7,662	23,422	29,680
Total revenue	17,976	15,676	58,428	79,246
Cost of goods sold and services
Products	8,396	5,449	27,409	37,374
Services	4,414	5,001	12,619	20,584
Total cost of goods sold and services	12,810	10,450	40,028	57,958
Selling, general and administrative expense	4,464	5,521	16,184	19,701
Depreciation and amortization expense	441	516	1,327	1,644
Income (loss) from operations	261	(811)	889	(57)
Other (income) expense
Interest expense	1,396	1,553	4,494	3,845
Other income	(299)	(579)	(464)	(1,038)
Loss before income taxes	(836)	(1,785)	(3,141)	(2,864)
Income taxes
Current	20	82	108	274
Deferred	—	4,122	—	3,873
Total income taxes	20	4,204	108	4,147
Net loss	$(856)	$(5,989)	$(3,249)	$(7,011)
Weighted average shares outstanding:
Basic	8,809,917	8,685,700	8,809,917	8,677,843
Diluted	8,951,641	8,827,849	8,951,899	8,820,098
Loss per share:
Basic	$(0.10)	$(0.69)	$(0.37)	$(0.81)
Diluted	$(0.10)	$(0.69)	$(0.37)	$(0.81)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit
(unaudited)

	Shares Issued		Stock		Accumulated Deficit	Total Stockholders’ Deficit
(in thousands, except share data)	Common	Preferred	Common	Preferred
Balances at December 31, 2012	8,646,700	—	$1	$—	$(28,439)	$(28,438)
Net loss	—	—	—	—	(7,011)	(7,011)
Issuance of common shares in exchange for warrants	39,000	—	—	—	—	—
Balances at September 30, 2013	8,685,700	—	$1	$—	$(35,450)	$(35,449)

Balances at December 31, 2013	8,809,917	—	1	—	(34,857)	(34,856)
Net loss	—	—	—	—	(3,249)	(3,249)
Balances at September 30, 2014	8,809,917	—	$1	$—	$(38,106)	$(38,105)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2014	2013
Operating activities
Net loss	$(3,249)	$(7,011)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization expense	1,327	1,644
Deferred income tax	—	3,873
Increase (decrease) in bad debt provision	(229)	68
Decrease in inventory obsolescence provision	(72)	—
Amortization of deferred financing costs	971	887
Loss on sale of fixed assets	—	56
Unrealized gain on warrant valuation	(435)	(1,027)
Paid-in-kind interest expense	1,069	303
Compensation expense in form of note payable	2,254	—
Changes in operating assets and liabilities
Trade accounts receivable	(831)	15,703
Inventories	(533)	4,851
Other current assets	567	737
Trade accounts and other payables	(1,796)	(8,979)
Accrued liabilities	(205)	(602)
Customer advanced billings and payments	5,796	(7,016)
Net cash provided by operating activities	4,634	3,487
Investing activities
Capital expenditures for property, equipment and improvements	(182)	(196)
Proceeds from sales of property, equipment and improvements	—	40
Decrease in restricted cash	83	410
Net cash provided by (used in) investing activities	(99)	254
Financing activities
Issuance of long-term debt	62,519	85,715
Repayments of long-term debt	(64,196)	(90,148)
Payment of capital lease	(57)	(32)
Net cash used in financing activities	(1,734)	(4,465)
Increase (decrease) in cash and cash equivalents	2,801	(724)
Cash and cash equivalents
Beginning of period	981	1,602
End of period	$3,782	$878
Noncash activity
Property and equipment acquired through capital leases	$126	$—

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

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The accompanying unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim periods. In the opinion of management of the Company, these unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and operating results for the periods disclosed. All intercompany balances and transactions have been eliminated in consolidation. The accounting policies followed by the Company are set forth in Note 5 to the Company’s audited consolidated financial statements for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K, and such accounting policies are supplemented by the notes to these unaudited condensed consolidated financial statements. There have been no significant changes to these policies and it is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2013.

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

On March 31, 2014, the Borrowers entered into the Third Amendment to the Term Facility and the Third Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of the Term Facility from September 30, 2014 to June 30, 2015 and the maturity date of the Revolving Facility from March 31, 2014 to December 31, 2014; (2) add a covenant regarding the fixed charge coverage ratio in the Credit Facilities; (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant in the Credit Facilities; (4) amend the term loan repayment schedule in the Term Facility; (5) amend the paid-in-kind interest provision in the Term Facility to increase such interest from 2% to 4% (unless the Borrower’s total leverage ratio is less than 3:50:1:00, in which case such interest shall accrue at a rate of 2%); and (6) amend the calculation of the amount of revolving advances lenders are required to make under the Revolving Facility.

As of June 30, 2014, we were not in compliance with the minimum fixed charge coverage ratio (“FCCR”) covenant in our Revolving Facility and Term Facility. The Company incurred a non-cash expense of $2.3 million related to the Settlement Agreement entered into with our former CEO in April 2014. As a result of this expense, we did not generate sufficient EBITDA to meet our FCCR covenant for the six months ended June 30, 2014 and nine months ended September 30, 2014 reporting periods and therefore are in default of our Credit Facilities. This resulted in an event of default under such facilities, which, if not cured or waived, gives the lenders under such facilities the right to declare the debt immediately due and payable. In the event of an acceleration of amounts due under our Credit Facilities as a result of this default, we may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interest in the collateral securing such indebtedness, which would have a material adverse effect on our business, prospects and financial condition.

We are currently in discussions with the lenders under our Credit Facilities to amend the agreements to address the FCCR covenant. The Company believes it will be able to negotiate with its lenders to amend the Revolving Facility and the Term Facility. Concurrent with our discussions with our current lenders to amend our existing agreements, the Company is also pursuing additional sources of funds to refinance all or part of our Credit Facilities. However, in the event that the Company is unable to negotiate amendments with its current lenders, there can be no assurance that the Company would be able to find other sources of capital to refinance the existing Credit Facilities.

As of September 30, 2014, the Company had cash and cash equivalents of approximately $3.8 million. The Company believes its existing cash and cash equivalents, $1.8 million available from its revolving facility, expected revenues from its contractual backlog of $28.6 million, and future orders will enable it to meet its material liquidity needs for the next twelve months from the balance sheet date provided that we are successful in extending or refinancing our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

2. Company Financing  – (continued)

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that substantially all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under its existing Credit Facilities, such as the failure that currently exists, is an event of default which could lead to an acceleration of the debt. Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its Credit Facilities as of September 30, 2014, it would be required to pay its lenders an aggregate of $31.4 million. In the event of an acceleration of amounts due under its Credit Facilities as a result of an event of default, the Company may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, operations and financial condition and raises substantial doubt about the Company’s ability to continue as a going concern.

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

The Company was unable to secure the necessary guarantee obligations within the time period contemplated by the purchase agreements. On June 14, 2013, PEMEX notified the Company that it was in default of its guarantee obligations under the contracts signed on March 22, 2013 because the Company had failed to provide the required letters of credit and performance bonds within the time period as required under Articles 21.1 and 21.2, respectively, under the contracts. Subsequently, on August 9, 2013, PEMEX notified the Company that it terminated these purchase agreements due to the Company’s default.

As a result of its decision to exercise its right to terminate the purchase agreements, under the terms of the agreements, PEMEX may seek liquidated damages from the Company in the amount of 12% of the purchase price of each of the modular drilling units. As of September 30, 2014, PEMEX has not sought liquidated damages from the Company and no provision has been made for any potential liability that could arise should PEMEX seek liquidating damages as a result of the terminated purchase agreements.

4. Accounts Receivable

Accounts receivable consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Trade accounts receivable	$10,911	$10,081
Unbilled revenue and other	3,955	3,996
Less: Allowance for doubtful accounts	(473)	(744)
	$14,393	$13,333

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

5. Uncompleted Contracts

Costs, estimated earnings and billings on uncompleted contracts are summarized below (in thousands):

	September 30, 2014	December 31, 2013
Costs incurred on uncompleted contracts	$25,188	$30,354
Earned margin	4,663	6,123
Earned revenue	29,851	36,477
Less: Billings to date	36,975	38,195
	$(7,124)	$(1,718)
Included in the accompanying balance sheets under the following captions:
Accounts receivable	$3,565	$3,390
Customer advanced billings and payments	(10,689)	(5,108)
	$(7,124)	$(1,718)

6. Inventories

Inventories, net of reserves, consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials and finished goods	$4,824	$5,193
Work in process	3,098	2,196
Reserve	(278)	(350)
	$7,644	$7,039

7. Intangibles

Intangibles consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Rig technology and product design	$4,642	$4,642
Less: Accumulated amortization	(2,569)	(1,844)
	$2,073	$2,798

Amortization expense for the nine months ended September 30, 2014 and 2013 amounted to $725 thousand and $935 thousand, respectively.

8. Property, Equipment and Improvements

Property, equipment and improvements, including capital leases, consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Machinery and equipment	$3,229	$3,142
Leasehold improvements	4,544	4,544
Assets under capital leases	329	275
Less: Accumulated depreciation	(5,737)	(5,275)
	$2,365	$2,686

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

8. Property, Equipment and Improvements  – (continued)

Depreciation expense relating to machinery and equipment and leasehold improvements for the nine months ended September 30, 2014 and 2013 amounted to $546 thousand and $679 thousand, respectively.

Depreciation expense relating to capital leases for the nine months ended September 30, 2014 and 2013 amounted to $57 thousand and $30 thousand, respectively.

9. Debt and Redeemable Preferred Stock

Debt and redeemable preferred stock consisted of the following (in thousands):

	September 30, 2014		December 31, 2013
	Short-Term	Long-Term	Short-Term	Long-Term
$2.5 million redeemable preferred stock, Series A(1)	$—	$3,317	$—	$2,949
$0.5 million redeemable preferred stock, Series B(2)	—	588	—	514
$0.5 million redeemable preferred stock, Series C(3)	—	562	—	509
$15.0 million revolving credit facility(4)	11,728	—	11,774	—
$20.0 million term loan facility(5)	19,721	—	1,200	18,774
$2.1 million promissory note(6)	1,056	354	—	—
$0.4 million promissory note(7)	204	102	—	—
	$32,709	$4,923	$12,974	$22,746

(1)	$2.5 million of redeemable preferred stock (25,000 shares of Series A preferred stock at $100 per share) is subject to mandatory redemption on the date which is 181 days following the date at which our Term Facility is repaid in full. The redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The preferred stock is not convertible into common stock and accrues cumulative dividends at a rate of 16% per year. The dividends are payable in additional shares of Series A preferred stock.
(2)	$0.5 million of redeemable preferred stock (5,000 shares of Series B preferred stock at $100 per share) is subject to mandatory redemption on the date which is 181 days following the date at which our $2.5 million redeemable preferred stock, Series A, is repaid in full. The redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The preferred stock is not convertible into common stock and accrues cumulative dividends at a rate of 20% for the first year and 25% per year thereafter. The dividends are payable in additional shares of Series B preferred stock.
(3)	$0.5 million of redeemable preferred stock (5,000 shares of Series C preferred stock at $100 per share) is subject to mandatory redemption on the date which is 181 days following the date at which our $2.5 million redeemable preferred stock, Series A, is repaid in full. The redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The preferred stock is not convertible into common stock and accrues cumulative dividends at a rate of 14% per year. The dividends are payable in additional shares of Series C preferred stock.
(4)	$15.0 million revolving credit facility which expires on December 31, 2014, as amended on March 31, 2014 (see Note 2). Borrowings under this Revolving Facility bear interest at a rate determined by the lending institution, with a minimum rate of 1.5%. The interest rate at September 30, 2014 and 2013 was 7.75% and 4.75% respectively. Additionally, the lender assesses a “Lenders fee” of 0.375% on the unused portion of the Revolving Facility. The Company is jointly and severally liable for the obligations owing under the Revolving Facility and any future subsidiaries of the Company will be required to guarantee the payment and performance of the obligations of the Company under the Revolving Facility. The Revolving Facility is secured, subject to certain permitted liens, on a first priority basis by a security interest in substantially all of the Company’s tangible and intangible assets.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

9. Debt and Redeemable Preferred Stock  – (continued)

(5)	$20.0 million term loan facility which matures on June 30, 2015, as amended on March 31, 2014 (see Note 2). Loans under this Term Facility bear interest, at the Borrowers’ option, at a rate equal to the adjusted LIBOR rate or an alternate base rate, in each case, subject to a floor and a spread. As of September 30, 2014 and 2013, the cash interest rate was 12%. In addition to the cash interest rate, all loans bear an additional paid-in-kind (PIK) interest at a rate of 4% per annum (unless the Borrower’s total leverage ratio is less than 3:50:1:00, in which case such interest shall accrue at a rate of 2%). The Company is jointly and severally liable for the obligations under the Term Facility and any future subsidiaries of the Company will be required to guarantee the payment and performance of the obligations of the Company under the Term Facility. The Term Facility is secured, subject to certain permitted liens, on a second priority basis by a security interest in substantially all of the Company’s tangible and intangible assets.
(6)	$2.1 million promissory note issued to Stephen Cope, our former CEO, provides for bi-weekly installment payments of $40,614.44 until the note is paid in full. Interest accrues on the note at the rate of 9% per annum and interest on all past due amounts at the rate of 18% per annum. All interest shall accrue and be paid at maturity. Notwithstanding the foregoing, upon the earlier of (i) April 7, 2016 or (ii) the later to occur of (x) the date the Company determines that it would have had, after paying the note in full, liquidity of at least $5 million on each of two consecutive months’ end and (y) the date the Company has contracted backlog for drilling rigs and related equipment (1) of at least $75 million or (2) of $60 million (excluding the electrical segment’s contracted backlog), then the entire amount of such note shall become due and payable. In addition, a mandatory prepayment on the note in the amount of $250,000 was due on the date, after March 31, 2014, when the Company has received deposits of at least $5.0 million for contracted backlog for drilling related equipment. During the third quarter of 2014, the Company met the criteria requiring the mandatory prepayment in the amount of $250,000 and such payment was made on August 21, 2014. This note is prepayable at any time without payment of any premium or fee.
(7)	$0.4 million promissory note issued to Stephen Cope, our former CEO, provides for bi-weekly installment payments of $7,849.40 until the note is paid in full. Notwithstanding the foregoing, on April 8, 2016, all unpaid principal shall be due and payable. The note does not accrue interest and is prepayable at any time without payment of any premium or fee.

10. Defined Contribution Plans

The Company has a 401k plan for eligible employees; however, during the nine months ended September 30, 2014 and 2013 we did not make any contributions to the plan.

11. Income Taxes

The effective tax rate for the nine months ended September 30, 2014 and 2013 was 3.4% and 144.8%, respectively. The difference in the effective tax rates was primarily due to a valuation allowance recorded against deferred tax assets. During the third quarter 2013, the Company recorded a non-cash charge to establish a valuation allowance of $4.6 million against its deferred tax assets, mainly consisting of net operating loss carryforwards and deductible temporary differences. The valuation allowance will be reduced when and if the Company determines it is more likely than not that there is sufficient positive evidence that the related deferred income tax assets will be realized.

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

12. Segment Information

The following table sets forth financial information with respect to our operating segments (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Electrical(1)	$14,428	$13,990	$42,028	$45,888
Drilling(2)	3,743	2,057	18,269	38,368
Intersegment eliminations	(195)	(371)	(1,869)	(5,010)
Total revenues	17,976	15,676	58,428	79,246
Segment profit (loss)
Electrical	3,608	2,832	10,738	9,032
Drilling	(1,478)	(805)	(1,584)	112
Total segment profit	2,130	2,027	9,154	9,144
Corporate expenses	1,428	2,322	6,938	7,557
Depreciation and amortization expense	441	516	1,327	1,644
Interest expense	1,396	1,553	4,494	3,845
Other	(299)	(579)	(464)	(1,038)
Loss before income taxes	$(836)	$(1,785)	$(3,141)	$(2,864)

(1)	Includes $0.2 million and $0.3 million of intersegment transactions for the three months ended September 30, 2014 and 2013, respectively; and $1.9 million and $4.8 million of intersegment transactions for the nine months ended September 30, 2014 and 2013, respectively.
(2)	Includes $0.1 million and $0.2 million of intersegment transactions for the three and nine months ended September 30, 2013, respectively. There were no intersegment transactions in 2014.

	September 30, 2014	December 31, 2013
Assets
Electrical	$19,556	$19,291
Drilling	8,409	6,168
Total segment assets	27,965	25,459
Corporate assets	3,283	3,984
Total assets	$31,248	$29,443
Capital expenditures
Electrical	$259	$184
Drilling	48	117
Total segment capital expenditures	307	301
Corporate capital expenditures	—	45
Total capital expenditures	$307	$346

13. Commitments and Contingencies

Self-Insured Health Program

The Company maintains a self-insured health benefits plan, which provides medical benefits to employees selecting coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims. The reserve is an estimate based on historical experience, as well as the number of participants and other assumptions, some of which are subjective. As any of these factors change, the Company will adjust its self insurance medical benefits reserve accordingly. Effective May 1, 2014, we have stop loss insurance for claims in excess of $70 thousand per individual and claims in excess of $2.1 million aggregate group loss. For

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Commitments and Contingencies  – (continued)

the period May 1, 2013 through April 30, 2014, we had stop loss coverage for claims in excess of $65 thousand per individual and claims in excess of $2.6 million aggregate group loss. The Company believes its self-insurance reserves are adequate.

Legal Proceedings

On May 6, 2013, Drillmec, Inc. filed a lawsuit in the 281st Judicial District Court in Harris County, Texas (Drillmec, Inc. v. Integrated Drilling Equipment Company, et. al.) against Integrated Drilling Equipment Company Holdings, Inc., Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company, Stephen D. Cope and SDC Management Services, LLC. Drillmec alleges that the defendants acquired Drillmec’s drawings and technical specifications through an unrelated bidding process for offshore drilling rigs. In the pleadings, Drillmec claims that the defendants used this proprietary information in connection with the Company’s successful bid for certain “PEMEX” contracts and asserts causes of action for misappropriation of Drillmec’s trade secrets, conversion, interference with prospective relations, conspiracy, unjust enrichment and unfair competition. Drillmec is seeking damages in the form of the Company’s actual profits from the PEMEX contracts and the development costs that Drillmec incurred in developing the proprietary information in question. We are defending this litigation vigorously.

The Company produced documents in response to discovery requests on September 30, 2013. This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of September 30, 2014, for any potential liability arising from this litigation.

On February 28, 2014, Sidewinder Drilling Inc. filed a lawsuit in the 269th Judicial District Court in Harris County, Texas, against the Company and others (Sidewinder Drilling Inc. v. Oil County Engineering Services, LTD., HYCO Canada U.L.C., and Integrated Drilling Equipment Company Holdings, Inc.). In the lawsuit, Sidewinder is seeking a judicial declaration that the Company is contractually responsible for all of the damages caused by the dropped mast on Rig 103 because “Delivery” of Rig 103 had not occurred at the time of the Rig 103 dropped mast incident. We are defending this litigation vigorously.

This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of September 30, 2014, for any potential liability arising from this litigation.

From time to time, the Company may be involved in other litigation matters arising in the ordinary course of business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party would have a material adverse effect on our business, financial condition or results of operation. We maintain liability insurance against certain risks arising out of the normal course of our business.

14. Earnings (Loss) Per Share

The following tables (in thousands, except share and per share amounts) set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic:
Net loss	$(856)	$(5,989)	$(3,249)	$(7,011)
Weighted average common shares	8,809,917	8,685,700	8,809,917	8,677,843
Basic loss per share	$(0.10)	$(0.69)	$(0.37)	$(0.81)

Integrated Drilling Equipment Holdings Corp.

Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Earnings (Loss) Per Share  – (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted:
Net loss	$(856)	$(5,989)	$(3,249)	$(7,011)
Basic weighted average common shares	8,809,917	8,685,700	8,809,917	8,677,843
Potential common shares	141,724	142,149	141,982	142,255
Diluted weighted average common shares	8,951,641	8,827,849	8,951,899	8,820,098
Diluted loss per share(1)	$(0.10)	$(0.69)	$(0.37)	$(0.81)

(1)	There were no dilutive shares included in the computation of diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, because their inclusion would be anti-dilutive.

15. Recent Accounting Pronouncements

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

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect that the adoption of this standard will have a material impact on our financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided to assist readers in understanding the Company’s financial performance during the periods presented and significant trends which may impact the future performance of the Company. This discussion should be read in conjunction with the financial statements of the Company and the notes to those statements included in Part I, Item 1 of this report. MD&A contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, see Risk Factors in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2013 as well as updates to those risk factors contained in Risk Factors in Part II, Item 1A of our subsequently filed Quarterly Reports on Form 10-Q.

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

Consolidated Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2014		2013		2014		2013
Statement of Operations Data:
Revenue:
Products	$9,759	54.3%	$8,014	51.1%	$35,006	59.9%	$49,566	62.5%
Services	8,217	45.7%	7,662	48.9%	23,422	40.1%	29,680	37.5%
Total revenue	17,976	100.0%	15,676	100.0%	58,428	100.0%	79,246	100.0%
Cost of goods sold and services:
Products	8,396	86.0%	5,449	68.0%	27,409	78.3%	37,374	75.4%
Services	4,414	53.7%	5,001	65.3%	12,619	53.9%	20,584	69.4%
Total cost of goods sold and services	12,810	71.3%	10,450	66.7%	40,028	68.5%	57,958	73.1%
Selling, general and administrative expense	4,464	24.8%	5,521	35.2%	16,184	27.7%	19,701	24.9%
Depreciation and amortization expense	441	2.5%	516	3.3%	1,327	2.3%	1,644	2.1%
Income (loss) from operations	261	1.5%	(811)	(5.2)%	889	1.5%	(57)	(0.1)%
Other (income) expense:
Interest expense	1,396	7.8%	1,553	9.9%	4,494	7.7%	3,845	4.9%
Other income	(299)	(1.7)%	(579)	(3.7)%	(464)	(0.8)%	(1,038)	(1.3)%
Loss before income taxes	(836)	(4.7)%	(1,785)	(11.4)%	(3,141)	(5.4)%	(2,864)	(3.6)%
Income taxes:
Current	20	0.1%	82	0.5%	108	0.2%	274	0.3%
Deferred	—	0.0%	4,122	26.3%	—	0.0%	3,873	4.9%
Total income taxes	20	0.1%	4,204	26.8%	108	0.2%	4,147	5.2%
Net loss	$(856)	(4.8)%	$(5,989)	(38.2)%	$(3,249)	(5.6)%	$(7,011)	(8.8)%

Except for the components of cost of goods sold and services, the percentages above represent line item values expressed as a percentage of total revenue. For the components of cost of goods sold and services, the percentages represent cost of goods sold and services related to products and services expressed as a percentage of revenue for products and services, respectively.

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Revenues

Revenues were $18.0 million and $15.7 million for the third quarter of 2014 and 2013, respectively, an increase of $2.3 million or 15%. This increase was driven by a $1.7 million increase in products revenue and a slight $0.6 million increase in services revenue. This increase in products revenue was primarily driven by a $1.4 million increase in fabrication revenues. The increase in services revenues was driven by increases in revenues from power systems/electrical rig up and refurbishment ($0.5 million), automation ($0.3 million), and fabrication sales ($0.3 million). These increases in services revenues were offset by a $0.4 million decrease in power systems services revenues.

Cost of Sales

Cost of Sales were $12.8 million and $10.4 million for the third quarter of 2014 and 2013, respectively, a increase of $2.4 million or 23%. This increase was primarily driven by the $2.3 million increase in revenues as noted above. As a percent of revenue, cost of sales were 71.3% of revenue in the third quarter of 2014 versus 66.7% of revenue in the comparable 2013 quarter. The increase in cost of sales as a percentage of revenue was due to reduced margins in products revenue, partially offset by improved margins in services revenue. For the quarter ended September 30, 2014, products margins decreased to 14.0% of revenue versus 32.0% of revenue in the comparable 2013 quarter. This reduction in product margin was primarily due to reduced margins in fabrication product revenue where most of our third quarter revenue increases occurred. For the quarter ended September 30, 2014, services margins improved to 46.3% of revenue versus 34.7% of revenue in the comparable 2013 quarter. The improvement in service margin was due principally to improved margins in power systems, automation, and hydraulic business.

Selling, General and Administration Expenses

Selling, general and administration expenses were $4.5 million and $5.5 million for the third quarter of 2014 and 2013, respectively, a decrease of $1.1 million or 19%. This decrease was due to a $0.7 million decrease in professional fee expenses primarily due to lower legal expenses and a $0.3 million reduction in salary expense due to headcount reductions.

Depreciation and Amortization Expense

Depreciation and amortization expense was $0.4 million and $0.5 million in the third quarter of 2014 and 2013, respectively, a decrease of $0.1 million or 15%.

Income (Loss) from Operations

Income from operations was $0.3 million versus a loss from operations of $0.8 million in the third quarter of 2014 and 2013, respectively, an increase in income from operations of $1.1 million or 132%. The increase in income from operations primarily resulted from the $1.1 million of decreased selling, general and administrative expenses as noted above.

Other (Income) Expense and Income Taxes

Total other expense was $1.1 million and $1.0 million in the third quarter of 2014 and 2013, respectively, an increase of $0.1 million, or 12.6%. Interest expense was $1.4 million and $1.6 million in the third quarter of 2014 and 2013, respectively, a decrease of $0.2 million. The decrease in interest expense was due to lower borrowing levels. Other income was $0.3 million and $0.6 million in the respective 2014 and 2013 third quarters. In both quarters, the majority of the other income is due to the gain from the revaluation of the Company’s outstanding stock warrants issued to Elm Park in connection with the $20.0 million term facility entered into on December 14, 2012.

Income tax expense was $0.02 million and $4.2 million in the third quarter of 2014 and 2013, respectively. After adjusting for temporary and permanent income tax items, the income tax expense represented effective tax rates on income before income taxes of 2.4% and 235.5% in the third quarter of 2014 and 2013, respectively. During the third quarter 2013, the Company recorded a non-cash charge to establish a valuation allowance of $4.6 million against its deferred tax assets, mainly consisting of noperating loss carryforwards and deductible temporary differences.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues

Revenues were $58.4 million and $79.2 million for the first nine months of 2014 and 2013, respectively, a decrease of $20.8 million or 26%. This decrease was driven by a $14.6 million decrease in products revenue and a $6.3 million decrease in services revenue. The decrease in products revenue was primarily driven by a $21.1 million decrease in complete rig product revenues due to fewer complete rigs under construction in the first nine months of 2014 versus in the comparable 2013 period. This decrease was partially offset by increases in revenues from fabrication ($4.0 million), power systems/electrical products ($0.6 million), hydraulic ($1.5 million) and part sales ($0.5 million). The decrease in services revenue was primarily driven by decreases in revenues from power systems and electrical services ($4.5 million) and rig up and refurbishment services ($3.3 million), partially offset by an increase in revenue from automation services ($1.3 million).

Cost of Sales

Cost of Sales were $40.0 million and $58.0 million for the first nine months of 2014 and 2013, respectively, a decrease of $17.9 million or 31%. This decrease was primarily driven by the $20.8 million decrease in revenues as noted above. As a percent of revenue, cost of sales were 68.5% of revenue in the first nine months of 2014 versus 73.1% of revenue in the comparable period in 2013. The decrease in cost of sales as a percentage of revenue was due to improved margins in the service revenue segment offset by slight margin declines in the products revenue segment. While margins expressed as a percentage of sales improved slightly, total margins declined $2.9 million as the $20.8 million reduction in revenues was more than the $17.9 million in cost of sales. For the nine months ended September 30, 2014, products margins declined slightly to 21.7% of revenue versus 24.6% of revenue in the comparable 2013 nine month period. For the nine months ended September 30, 2014, services margins improved to 46.1% of revenue versus 30.6% of revenue in the comparable 2013 nine month period. The improvement in service margin was due principally to improved margins in power systems, automation, and hydraulic business.

Selling, General and Administration Expenses

Selling, general and administration expenses were $16.2 million and $19.7 million for the first nine months of 2014 and 2013, respectively, a decrease of $3.5 million or 18%. This decrease was due to lower professional fees ($1.5 million), contract services ($0.3 million), equipment rental expenses ($0.9 million) and a decrease in bad debt provision ($0.3 million). Additionally, the Company had $2.3 million in expenses related to the Settlement Agreement entered into with our former CEO in April 2014, which was offset by $0.9 million in lower salary expenses due to headcount reductions in the first nine months of 2014 versus 2013. As a result of the added expense of the 2014 settlement offset by the aforementioned 2014 headcount reductions, total salary expense in the first nine months of 2014 increased $1.4 million versus the comparable 2013 nine month period.

Depreciation and Amortization Expense

Depreciation and amortization expense was $1.3 million and $1.6 million in the first nine months of 2014 and 2013, respectively, a decrease of $0.3 million or 19%.

Income from Operations

Income from operations was $0.9 million in the first nine months of 2014 versus a loss of $0.1 million in the comparable 2013 period, an increase of $0.9 million. This increase was primarily the result of the $3.5 million of lower selling, general and administrative expenses and $0.3 million of lower depreciation offset by the $2.9 million reduction in gross margin in the first nine months of 2014.

Other (Income) Expense and Income Taxes

Total other expense was $4.0 million and $2.8 million in the first nine months of 2014 and 2013, respectively, an increase of $1.2 million or 44%. Interest expense was $4.5 million and $3.8 million in the first nine months of 2014 and 2013 respectively, an increase of $0.6 million. The increase in interest expense was due to higher interest rates in 2014, which was slightly offset by lower borrowing levels in the three months ended September 2014 versus the comparable 2013 period. Other income was $0.5 million and $1.0 million in the respective first nine months of 2014 and 2013. In both periods, the majority of the other income is due to the gain from the revaluation of the Company’s outstanding stock warrants issued to Elm Park in connection with the $20.0 million term facility entered into on December 14, 2012.

Income tax expense was $0.1 million and $4.1 million in the first nine months of 2014 and 2013, respectively. After adjusting for temporary and permanent income tax items, the income tax expense represented effective tax rates on income before income taxes of 3.4% and 144.8% in the first nine months of 2014 and 2013, respectively. During the third quarter 2013, the Company recorded a non-cash charge to establish a valuation allowance of $4.6 million against its deferred tax assets, mainly consisting of net operating loss carryforwards and deductible temporary differences.

Segment Results of Operations

The following discussion of segment results of operations should be read in conjunction with the table summarizing such information in Note 12 to the condensed consolidated financial statements included in this report.

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Electrical Products and Services segment

Electrical Products and Services segment revenue was $14.4 million and $14.0 million for the third quarter of 2014 and 2013, respectively, an increase of $0.4 million, or 3%. This increase was primarily driven by higher automation sales. Electrical Products and Services segment profit was $3.6 million and $2.8 million for the third quarter of 2014 and 2013, respectively, an increase of $0.7 million or 27%. Segment profits were 25.0% of 2014 and 20.2% of 2013 third quarter respective segment revenues. The $0.7 million increase in segment profits in the third quarter of 2014 was primarily driven by improved margins in the power systems and electrical rig up, hydraulics and automation product lines.

Drilling Products and Services segment

Drilling Products and Services segment revenue was $3.7 million and $2.1 million for the third quarter of 2014 and 2013, respectively, an increase of $1.7 million, or 82%. This increase was primarily driven by increased fabrication work. Drilling Products and Services segment loss was $1.5 million and $0.8 million for the third quarter of 2014 and 2013, respectively, an increase in loss of $0.7 million. Segment losses were 39.0% of 2014 and 2013 third quarter respective segment revenues. The decline of $0.7 million in segment profits was due to significantly lower margins on our fabrication work.

Nine Months Ended September 30, 2014 versus Nine Months Ended September 30, 2013

Electrical Products and Services segment

Electrical Products and Services segment revenue was $42.0 million and $45.9 million for the first nine months of 2014 and 2013, respectively, a decrease of $3.8 million, or 8%. This decrease was primarily driven by lower power systems and electrical rig up revenues and decreased inter-segment sales. Electrical Products and Services segment profit was $10.7 million and $9.0 million for the first nine months of 2014 and 2013, respectively, an increase of $1.7 million or 19%. Segment profits were 25.5% of 2014 and 19.7% of 2013 first nine months respective segment revenues. The $1.7 million increase in segment profits was primarily driven by improved margins in the power systems and electrical rig up, hydraulics and automation product lines.

Drilling Products and Services segment

Drilling Products and Services segment revenue was $18.3 million and $38.4 million for the first nine months of 2014 and 2013, respectively, a decrease of $20.1 million, or 52%. This decrease was primarily driven by lower complete rig package sales. Complete rig package revenues were $6.2 million and $27.3 million for the first nine months of 2014 and 2013, respectively, a decrease of $21.1 million. During the first nine months of 2014, we delivered one complete rig package, compared to delivering four complete rig packages in the first nine months of 2013. Drilling Products and Services segment loss was $1.6 million for the first nine months of 2014, compared to segment profit of $0.1 million in 2013, resulting in a decrease of

$1.7 million. Segment losses were 8.7% of 2014 first nine months segment revenues and segment profits were 0.3% of 2013 first nine months segment revenues. The decline of $1.7 million in segment profits was due to significantly lower revenues as noted above.

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

At September 30, 2014, we had a working capital deficit of $38.0 million, compared to $19.0 million at December 31, 2013. The increase in our working capital deficit as of September 30, 2014 is primarily due to the reclassification of long-term debt to current ($19.2 million). Total current and long-term debt was $37.6 million and $35.7 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the Company had cash and cash equivalents of approximately $3.8 million. The Company believes its existing cash and cash equivalents, $1.8 million available from its revolving facility, expected revenues from its contractual backlog of $28.6 million, and future orders will enable it to meet its material liquidity needs for the next twelve months from the balance sheet date provided that we are successful in extending or refinancing our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

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

On October 17, 2013, the Borrowers entered into the Second Amendment to the Term Facility and the Second Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of the Term Facility from December 14, 2016 to September 30, 2014 and the maturity date of the Revolving Facility from September 30, 2016 to March 31, 2014, (2) delete (a) the net worth financial covenant, (b) the fixed charge coverage ratio, (c) the minimum liquidity test and (d) the total leverage ratio and (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant.

In connection with the Second Amendments described above, the Borrowers were required to (1) implement and comply with a cost reduction plan and (2) obtain (a) purchase orders or contracts with a value of not less than $28.0 million for the design, manufacture or servicing of one or more drilling rigs by October 31, 2013 or (b) at least $1.0 million in proceeds from the issuance of preferred stock by November 14, 2013. An event of default would have occurred under both the Term Facility and Revolving Facility if the Borrowers were unable to satisfy one of these requirements. As of October 1, 2013, the Company had implemented and was in compliance with the cost reduction plan and as of November 14, 2013, the Company had received net cash proceeds from a preferred stock investment in an aggregate amount of $1.0 million. As a result of the foregoing events, the Company was in compliance with the terms of its Credit Facilities.

On March 31, 2014, the Borrowers entered into the Third Amendment to the Term Facility and the Third Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of the Term Facility from September 30, 2014 to June 30, 2015 and the maturity date of the Revolving Facility from March 31, 2014 to December 31, 2014; (2) add a covenant regarding the fixed charge coverage ratio in the Credit Facilities; (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant in the Credit Facilities; (4) amend the term loan repayment schedule in the Term Facility; (5) amend the paid-in-kind interest provision in the Term Facility to increase such interest from 2% to 4% (unless the Borrower’s total leverage ratio is less than 3:50:1:00, in which case such interest shall accrue at a rate of 2%); and (6) amend the calculation of the amount of revolving advances lenders are required to make under the Revolving Facility.

As of June 30, 2014, we were not in compliance with the minimum fixed charge coverage ratio (“FCCR”) covenant in our Revolving Facility and Term Facility. The Company incurred a non-cash expense of $2.3 million related to the Settlement Agreement entered into with our former CEO in April 2014. As a result of this expense, we did not generate sufficient EBITDA to meet our FCCR covenant for the six months ended June 30, 2014 and nine months ended September 30, 2014 reporting periods and therefore are in default of our Credit Facilities. This resulted in an event of default under such facilities, which, if not cured or waived, gives the lenders under such facilities the right to declare the debt immediately due and payable. In the event of an acceleration of amounts due under our Credit Facilities as a result of this default, we may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interest in the collateral securing such indebtedness, which would have a material adverse effect on our business, prospects and financial condition.

We are currently in discussions with the lenders under our Credit Facilities to amend the agreements to address the FCCR covenant. The Company believes it will be able to negotiate with its lenders to amend the Revolving Facility and the Term Facility. Concurrent with our discussions with our current lenders to amend our existing agreements, the Company is also pursuing additional sources of funds to refinance all or part of our Credit Facilities. However, in the event that the Company is unable to negotiate amendments with its current lenders, there can be no assurance that the Company would be able to find other sources of capital to refinance the existing Credit Facilities.

As of September 30, 2014, the Company had cash and cash equivalents of approximately $3.8 million. The Company believes its existing cash and cash equivalents, $1.8 million available from its revolving facility, expected revenues from its contractual backlog of $28.6 million, and future orders will enable it to meet its material liquidity needs for the next twelve months from the balance sheet date provided that we are successful in extending or refinancing our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that substantially all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under its existing Credit Facilities, such as the failure that currently exists, is an event of default which could lead to an acceleration of the debt. Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its Credit Facilities as of September 30, 2014, it would be required to pay its lenders an aggregate of $31.4 million. In the event of an acceleration of amounts due under its Credit Facilities as a result of an event of default, the Company may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, operations and financial condition and raises substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the Nine Months Ended September 30, 2014 and 2013

Net cash provided by operating activities was $4.6 million and $3.5 million in the first nine months of 2014 and 2013, respectively, an increase of $1.1 million. Net loss adjusted for non-cash components was a source of $1.7 million and a use of cash of $1.2 million in the first nine months of 2014 and 2013, respectively. Additionally, changes in working capital items such as collection of receivables or advanced billings to customers can be a significant component of operating cash flows. Changes in working capital items provided $3.0 million and $4.7 million in operating cash flows for the first nine months of 2014 and 2013, respectively.

Capital expenditures were approximately $0.2 million in each of the first nine months of 2014 and 2013.

In financing activities, net cash used in the first nine months of 2014 was $1.7 million as compared to net cash used of $4.5 million in the first nine months of 2013, a decrease in cash used in financing activities of $2.7 million. This decrease was attributable to $26.0 million less cash used for payments on long-term debt, partially offset by $23.2 million less cash received from borrowings under our Revolving Facility.

As a result of the foregoing activities, in the first nine months of 2014, the Company’s cash increased by $2.8 million as compared to a decrease of cash of $0.7 million in the first nine months of 2013.

Future Cash Requirements

As of September 30, 2014, we had current maturities of long-term debt of $32.7 million, cash and cash equivalents of $3.8 million, and $1.8 million available under our amended and restated $15.0 million Revolving Facility.

The Company is in a net working capital deficit position as of September 30, 2014. Based on our cash on hand and cash flow from operations and exclusive of liabilities, if any, that may arise from PEMEX’s termination of its four purchase agreements for modular drilling units, we believe as of November 14, 2014, that we will have the working capital resources necessary to meet our projected operational needs for fiscal year 2014 and beyond provided that we are successful in extending our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

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

In August 2014, the FASB issued guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We do not expect that the adoption of this standard will have a material impact on our financial statements.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and includes controls and procedures designed to ensure that the information we disclose in our reports is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on the evaluation referred to above, our Principal Executive Officer and Principal Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

As discussed above, in the paragraph under “Disclosure Controls and Procedures”, we disclosed in our Annual Report on Form 10-K a material weakness over the recording and review of journal entries. During the third quarter of 2014, we implemented an internal control regarding an independent review of journal entries to remediate this deficiency. There have been no other changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

ITEM 1.	LEGAL PROCEEDINGS

On May 6, 2013, Drillmec, Inc. filed a lawsuit in the 281st Judicial District Court in Harris County, Texas (Drillmec, Inc. v. Integrated Drilling Equipment Company, et. al.) against Integrated Drilling Equipment Company Holdings, Inc., Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company, Stephen D. Cope and SDC Management Services, LLC. Drillmec alleges that the defendants acquired Drillmec’s drawings and technical specifications through an unrelated bidding process for offshore drilling rigs. In the pleadings, Drillmec claims that the defendants used this proprietary information in connection with the Company’s successful bid for certain PEMEX-Exploración y Producción (“PEMEX”) contracts and asserts causes of action for misappropriation of Drillmec’s trade secrets, conversion, interference with prospective relations, conspiracy, unjust enrichment and unfair competition. Drillmec is seeking damages in the form of the Company’s actual profits from the PEMEX contracts and the development costs that Drillmec incurred in developing the proprietary information in question. We are defending this litigation vigorously.

We produced documents in response to discovery requests on September 30, 2013. This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of September 30, 2014, for any potential liability arising from this litigation.

On February 28, 2014, Sidewinder Drilling Inc. filed a lawsuit in the 269th Judicial District Court in Harris County, Texas, against the Company and others (Sidewinder Drilling Inc. v. Oil County Engineering Services, LTD., HYCO Canada U.L.C., and Integrated Drilling Equipment Company Holdings, Inc.). In the lawsuit, Sidewinder is seeking a judicial declaration that the Company is contractually responsible for all of the damages caused by the dropped mast on Rig 103 because “Delivery” of Rig 103 had not occurred at the time of the Rig 103 dropped mast incident. We are defending this litigation vigorously.

This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded as of September 30, 2014, for any potential liability arising from this litigation.

From time to time, we may be involved in other litigation matters arising in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party would have a material adverse effect on our business, financial condition or results of operation. We maintain liability insurance against certain risks arising out of the normal course of our business.

ITEM 1A.	RISK FACTORS

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013 describes some of the risks and uncertainties associated with our business. The risk factors set forth below update such disclosures. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. Such risks and uncertainties also may impact the accuracy of forward-looking statements included in this Form 10-Q and other reports we file with the SEC.

The Company is in default under its credit agreements and may not be able to renegotiate the terms of these agreements.

As of June 30, 2014, we were not in compliance with the minimum fixed charge coverage ratio (“FCCR”) covenant in our Revolving Facility and Term Facility (together the “Credit Facilities”). The Company incurred a non-cash expense of $2.3 million related to the Settlement Agreement entered into with our former CEO in April 2014. As a result of this expense, we did not generate sufficient EBITDA to meet our FCCR covenant for the six months ended June 30, 2014 and nine months ended September 30, 2014 reporting periods and therefore are in default of our Credit Facilities. This resulted in an event of default under such facilities, which, if not cured or waived, gives the lenders under such facilities the right to declare the debt immediately due and payable. In the event of an acceleration of amounts due under our Credit

Facilities as a result of this default, we may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interest in the collateral securing such indebtedness, which would have a material adverse effect on our business, prospects and financial condition.

We are currently in discussions with the lenders under our Credit Facilities to amend the agreements to address the FCCR covenant. Concurrent with our discussions with our current lenders to amend our existing agreements, the Company is also pursuing additional sources of funds to refinance all or part of our Credit Facilities. However, in the event that the Company is unable to negotiate amendments with its current lenders, there can be no assurance that the Company would be able to find other sources of capital to refinance the existing Credit Facilities.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2014, the Company was not in compliance with the minimum fixed charge coverage ratio convenant in its Revolving Facility and Term Facility. For additional information see Note 2 to the Company’s condensed consolidated financial statements which is incorporated herein by reference.

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

We have been unable to issue additional preferred shares for the paid-in-kind dividends on each series of Preferred Stock as we do not have sufficient authorized shares of each series of Preferred Stock to make the issuance. As of November 14, 2014, the arrearage in the payment of dividends on each series of Preferred Stock is as follows:

•	The holder of the Series A preferred stock is entitled to 8,163 shares of Series A preferred stock as accrued dividends on the Series A preferred stock.
•	The holder of the Series B preferred stock is entitled to 883 shares of Series B preferred stock as accrued dividends on the Series B preferred stock.
•	The holder of the Series C preferred stock is entitled to 621 shares of Series C preferred stock as accrued dividends on the Series C preferred stock.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation of the Company, effective as of April14, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).
3.3	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report Form 8-K as filed with the SEC on December 20, 2012).
3.4	Second Amendment to the Bylaws of the Company, effective as of April 14, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
3.5	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
3.6	Certificate of Designation of Series B Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013).
3.7	Certificate of Designation of Series C Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013).
4.1	Warrant Agreement, dated as of June 15, 2011, by and between Empeiria Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
4.2	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
4.4	Common Stock Warrant Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp., Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
4.5	Specimen Series A Preferred Stock Certificate of the Company (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.1#	Employment Agreement, dated as of July 18, 2014, between Integrated Drilling Equipment Holdings Corp. and James Terry (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 23, 2014).
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. §1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

Exhibit Number	Description
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Designates a compensation plan or arrangement for directors or executive officers.
*	Filed herewith.
**	Furnished herewith.
***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTEGRATED DRILLING EQUIPMENT HOLDINGS CORP.

Dated: November 14, 2014	/s/ Jim Terry Jim Terry Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2014	/s/ N. Michael Dion N. Michael Dion Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)