Form 10-K
period 2014-12-31
Integrated Drilling Equipment Holdings Corp
filed 2015-04-10
CIK 1514418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates as of June 30, 2014 was approximately $8.7 million.

The number of shares outstanding of the registrant’s common stock, $0.0001 par value, as of March 27, 2015 was 8,809,917.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical fact, included or incorporated by reference in this Annual Report on Form 10-K, including, but not limited to, those under “Business” in Item 1, “Risk Factors” in Item 1A, “Legal Proceedings” in Item 3, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, are forward-looking statements. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “potential,” “projects,” “could,” “forecast,” “foresee,” “scheduled,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These statements are based on management’s belief and assumptions using currently available information, and expectations, as of the date hereof, are not guarantees of future performance and involve certain risks and uncertainties (some of which are beyond our control). Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot provide assurance that our expectations will prove to be correct. Therefore, actual outcomes and results could materially differ from what is expressed, implied, or forecasted in these statements. Any differences could be caused by a number of factors, including, but not limited to:

•	Our ability to obtain additional financing and comply with restrictive covenants under our existing and future debt agreements.
•	Our ability to generate consistent cash flows.
•	Trends in the oil and gas industry, including changes in oil and natural gas prices and consolidation in this industry.
•	Our ability to maintain existing customers and timely deliver our backlog.
•	Our ability to manage growth, develop new products and services and integrate future acquisitions and joint ventures.
•	Intense competition and availability and cost of materials, equipment and supplies.
•	Our ability to retain and compete for the services of management and highly-trained technical or trade personnel.
•	Instability in international economic and political conditions and severe weather.
•	Complying with U.S. laws and regulations while competing with foreign companies not subject to such laws and regulations.
•	Losses on fixed-price contracts or loss of any of our major customers.
•	Our ability to service our debt and pay dividends.
•	The complexity of percentage-of-completion accounting and the fact that we may be required to recognize a charge against current earnings under these accounting rules.
•	Our officers, directors and principal stockholders, who hold a significant percentage of our stock, may have interests that are different or adverse to other stockholders.
•	That we may issue additional debt securities or otherwise incur substantial indebtedness.
•	Impact of litigation and the availability and cost of insurance.
•	Compliance with environmental laws and regulations.
•	Increased burdens of being a public company, including complying with the Sarbanes Oxley Act and the Dodd-Frank Act.
•	Lack of an active, liquid market for our common stock, which may impact our stock price.
•	Fluctuations in our quarterly operating reports.

•	Impact of qualifying as a controlled company and smaller reporting company.
•	Effect of anti-takeover provisions in our charter documents and Delaware law.
•	Our warrants may be amended or redeemed at a time that disadvantages warrant holders or our warrants may expire without any value.
•	Dilutive impact of registration rights granted to Empeiria Investors LLC, our sponsor, our officers and directors and other parties.

These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K (this “report”). In addition, even if our results of operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of future results or developments in subsequent periods.

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

On December 14, 2012, we completed the transactions contemplated by the Merger Agreement (the “Closing”). At Closing, we issued 4,825,671 shares of common stock and paid $20.0 million in cash to the former IDE stockholders. We are holding 750,000 additional shares on behalf of the former IDE stockholders to satisfy any indemnification claims we may have under the Merger Agreement. Depending on the amount of the indemnification claims we may make, we will distribute the remaining 750,000 additional shares to the former IDE stockholders. The former IDE stockholders may also be entitled to receive an additional 5,250,000 shares of common stock that we hold, distributed ratably if our stock price exceeds $12.00, $13.50, $15.00 and $17.00 respectively before December 14, 2017, or if a change of control transaction occurs following the Merger that values the Company’s common stock at more than the stock price thresholds. For example, if our stock price exceeds $13.50 per share or if a change of control transaction occurs following the Merger that values the shares at more than $13.50 per share, the former IDE stockholders will receive 2,625,000 shares.

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

Business Overview

Based in Houston, Texas, we are an established manufacturer of drilling rigs, rig control systems, rig components and provider of rig refurbishment and reconfiguration services to contract drilling companies worldwide. Substantially all of our operations are conducted through our wholly owned subsidiary, IDE which has been in business since 1981. Our principal service and product offerings consist of:

•	Constructing new land rigs based on our designs or customizing rigs to customers’ specifications. We believe we are one of a small number of vertically-integrated land focused rig manufacturers in the United States.
•	Providing a range of extensive reconfiguration and refurbishment services for land rigs to repair and extend the useful life or to adapt rigs for different drilling environments (e.g., upgrade for horizontal/unconventional drilling, international use, cold weather use, etc.).
•	Providing offshore rig upgrade packages, refurbishment services and related components for existing offshore platforms.
•	Supplying, through our IEC Electrical Products and Services division (“IEC”), automated controls and electrical systems for a wide range of land and offshore drilling rigs.
•	Providing engineered hydraulic rig solutions, including hydraulic power units and related components, for all rig functions.

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

©2007 by Petroleum Extension Service (PETEX®) of The University of Texas. All rights reserved.

Components manufactured and services provided by us and our IDE and IEC divisions include:

IDE Division (Drilling Products and Services)	IEC Division (Electrical Products and Services)
• Rig Fabrication	• Rig Power Systems	• Hydraulic Power Units
• Rig Construction/Rig Up	• AC and DC Drive Systems and MCC	• Other Rig Related Hydraulic Solutions
• Testing and Commissioning	• Electrical Rig Up	• System Integration
• Complete Mud Systems	• Engine Generators	• Hydraulic System Design
• Field Service	• Automation	• Testing
	• Controls/Sensors	• Rig Up/Support

We have a broad line of land-based drilling rigs as described below:

SPARTA.  The fast-moving, self-erecting rig, brand-named “SPARTA,” is our latest rig design targeting drilling in situations in which numerous wells are drilled in fast succession and in geographically remote regions. The SPARTA is a 1,000 to 2,000 HP diesel-electric rig used for intermediate drilling depths at locations with limited or restricted local infrastructure. The SPARTA rig uses our hydraulics system to raise and lower the mast and rig floor without having to rely on heavy equipment. This is a self-contained drilling system developed in response to customer demand for rigs that require less support and are move-friendly. These rigs are ideal for conditions common in the rapidly developing North American shale oil and gas basins, where the local drilling support, such as roads, access, and heavy equipment, may be insufficient for operators to move a rig. The SPARTA is designed to be transported in a limited number of highway loads and can be configured as an exploration rig or a development rig. Since its inception and through December 31, 2014, we have manufactured and delivered 17 SPARTA rigs for five customers.

SEDS.  Our Standard, Self-Elevating Drilling System (“SEDS”) is a diesel-electric rig designed for conventional drilling sites, where rig moving equipment is readily available. This rig is based on established, proven designs and provides a cost-effective solution to conventional drilling applications due to its simplicity to rig up, disassemble, transport and operate. Our SEDS rigs can be manufactured with a broad range of options, from 1,000 HP to 3,000 HP, and can be designed to target drilling depths of up to 30,000 feet. The modular design can be custom-winterized to work in colder environments, such as the North American Rocky Mountains, or custom-fitted to work in warmer environments, such as the Middle East, Africa and South America. Since its inception and through December 31, 2014, we have manufactured and delivered seven highly customized SEDS rigs for two customers. The SEDS design has also been modified for use as a helicopter rig, custom designed to be moved by helicopter from one remote drilling site to another in locations where access or infrastructure is limited. Target markets for our helicopter rig, which can be manufactured with a broad range of options and powered to target drilling depths from 8,500 feet to 20,000 feet, include the Amazonas region in South America and Papua New Guinea in Asia.

Our rig designs offer customers a wide range of options when acquiring a rig. A complete manufactured rig can range in price from $12 million to over $25 million, depending on the design and the options selected. Most complete rigs currently manufactured by us sell for approximately $15 million.

The following table sets forth the number of refurbished rigs, rig-ups and complete rig packages completed and delivered by us along with variable frequency drive (“VFD”) and silicon-controlled rectifier (“SCR”) control systems built by our IEC division for the past 10 years. Also shown are the annual changes in the average annual global land rig fleet as estimated by Baker Hughes.

Year	Annual Change in Global Rig Fleet	Rigs Put Into Service By IDE(1)	VFD and SCR Control Systems Built by IEC Division
2005	396	—	8
2006	102	4	36
2007	72	12	14
2008	-242	4	28
2009	-272	13	5
2010	672	5	7
2011	241	4	14
2012	-249	22	16
2013	88	9	9
2014	92	1	7
Total	900	74	144

Sources: Baker Hughes, Management.

(1)	Includes refurbished rigs, rig-ups and complete rig packages.

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

Rig Services

We provide a comprehensive range of rig-related services, including rig refurbishment, rig reconfiguration, rig assembly or “rig up” and testing, and rig field service.

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

AC/VFD Control Systems.  In 2007, we introduced our IEC Centurion Vari-Drive, a variable frequency drive (“VFD”) control system based on the latest digital technology and controls. Today, the IEC Centurion Vari-Drive system represents approximately 75% of control systems that we sell. Our Vari-Drive systems control large horsepower AC motors that are used to power many of the larger drilling machinery components. These AC/VFD systems were introduced to the offshore drilling industry in 1994 and have become more popular on land rigs, initially for controlling top drives, where lower weight and more precise rotational control over direct current systems was desirable, and, more recently, for controlling the drawworks and mud pumps. The key features of the IEC Centurion Vari-Drive are:

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

Sales and Marketing

Our sales and marketing efforts are conducted primarily by in-house personnel and, to a lesser extent, by independent manufacturers’ representatives. Our in-house sales and marketing employees, with the support of our sales engineers and sales estimators, are responsible for implementing marketing plans and sales programs, providing technical advice and customer service, handling customer inquiries, following up on shipments to customers, informing customers of special promotions, coordinating our trade shows and providing other types of customer service. Generally, our in-house sales personnel receive a base salary and manufacturers’ representatives receive a commission on sales.

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

As of December 31, 2014, we employed 8 individuals in our sales and marketing department, which is based at our corporate headquarters in Houston, Texas. We also retain, on a case-by-case basis, independent sales agents who sell to countries around the world.

Customers

Most exploration and production companies do not own drilling rigs but instead rely on drilling contractors to supply the rigs and crews required to drill oil and gas wells. As a result, the principal customers for our products and services are land and offshore drilling contractors.

We have an active customer base. Over the past three years, we have sold our products to over 150 unique customers. The number of customers has ranged from 75 to 100 individual customers during any year. Despite our range of customers, the majority of our sales are concentrated to five customers. During the year ended December 31, 2014, our five largest customers, Nabors Industries, Ensign Energy Services, Lewis Energy Group, Patterson UTI and Savanna Energy Services, accounted for 73% of our total sales. During the year ended December 31, 2013, our five largest customers, Nabors Industries, Lewis Energy Group, Kenai Drilling Limited, Sidewinder Drilling and Felderhoff Drilling, accounted for 82% of our total sales.

Sales by Region

We sell our products and services throughout the world. We categorize our sales geographically based on the location to which our products are shipped or we have been informed they will be shipped or at which our services are performed. The geographical distribution of our revenue during the periods indicated was as follows:

	For the Year Ended December 31,
	2014	2013
U.S. & Canada	91.4%	99.5%
Mexico, Central & South America	3.2%	0.2%
Europe, Russia & Asia	0.5%	0.1%
Africa & Middle East	4.0%	0.2%
Australia	0.9%	—

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

Intellectual Property

In connection with the Merger, we acquired intellectual property from International Drilling Equipment Company, LLC (“International”). The intellectual property we received included four patents covering the design and assembly of drilling rigs and all other related intellectual property and know-how International possessed. We are required to pay International royalties of $12,500 for each mast and $12,500 for each substructure that we manufacture or cause to be manufactured using the engineering and designs provided by International. While our Vice Chairman of the Board of Directors (and former Chief Executive Officer) owns

50% of International, as part of the merger agreement, he agreed to waive his right to receive any royalty payments from us. Any royalty payments will be distributed to the other shareholder of International.

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

We also have a research and development program related to instrument and measurement control systems. We spent approximately $0.2 million and $0.1 million on this program in fiscal 2014 and 2013 respectively.

Competition

The largest manufacturer in the drilling rig and drilling rig component industry is National Oilwell Varco, Inc. (“NOV”). Based in Houston, Texas, NOV generated approximately $13.0 billion in revenues in 2014 from designing, manufacturing, selling and servicing oil and gas drilling rigs, which amount accounted for approximately 61% of its total revenue. The majority of NOV’s revenue is from offshore rig packages. Because of the wide acceptance of NOV’s products by drilling contractors around the globe, we believe that NOV is able to price its products at a premium.

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

We believe that competition in the drilling rig industry is based on performance, price, delivery times, reputation, quality and customer service. As noted above, Chinese companies tend to compete mainly on price while NOV has a strong brand recognition and reputation for quality. We believe we are well positioned to compete in this industry because we believe we have the advantages of speed, quality service, proven designs and quality components as a vertically integrated rig manufacturer and established provider of refurbishment and reconfiguration services. However, some of our competitors may possess greater financial and other resources than us. We also differentiate ourselves by delivering both standardized and customized products and services to our global customers on an expedited basis. Our client service teams offer a comprehensive range of services on par with those provided by the industry leader, NOV, and our repair teams can be deployed worldwide generally within 24 hours. Our major rig models are based on established designs, we also offer a range of innovative rigs to meet changing client needs, and we have longstanding relationships with established third-party providers of high-quality rig components.

Industry Background

Drilling rig manufacturing companies manufacture drilling rigs and other components that are used by oilfield services companies to drill wells for exploration and production companies, or E&P companies, in connection with the exploration for and the development and production of hydrocarbons. Demand for onshore drilling rigs is a function of the willingness of E&P companies to make operating and capital expenditures to explore for, develop and produce hydrocarbons. When oil or natural gas prices increase, E&P companies generally increase their capital expenditures, resulting in greater revenues and profits for both drillers and rig manufacturers. Likewise, significant decreases in the prices of those commodities such as the recent trends, typically lead E&P companies to reduce their capital expenditures, which decreases the demand for drilling rigs.

Oil and natural gas prices rose to record levels in 2008. Prices began to decline in late 2008 in conjunction with the widespread economic recession. While the price of oil rebounded somewhat in 2009 and continued to rise throughout 2010 and 2011, the price of natural gas has remained depressed since 2009 largely due to discoveries of vast new natural gas resources in the U.S. During 2011, oil prices generally remained high due to increased demand, generally flattening international supply and geopolitical tensions. Since 2011 and through November 2014, oil has generally fluctuated in a range from $85 per barrel to $105 per barrel. In December 2014, oil prices have rapidly plummeted and as of March 30, 2015 are just under $50 per barrel. Gas prices trended upwards in the latter half of 2013 and continued to rise in early 2014. In the summer of 2014, due to excess US production of natural gas, prices started falling from approximately $4.00 per mmbtu to $3.50 per mmbtu by the end of 2014. Consistent with the drop in oil prices, gas prices have continued their downward trend in early 2015 and as of March 31, 2015 are at $2.64 per mmbtu.

In response to the current commodity environment of low oil and gas prices, a number of E&P companies have announced that they are reducing their capital spending.

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

The drilling industry is often segmented into the North American market and the international market. These markets share common exposure to the same macro environment, but also exhibit unique factors that drive the dynamics of each market. The dramatic growth in the development of unconventional shale and tight sand formations, primarily in North America, is placing increased demands on service equipment. In the U.S., 75% of the active land rigs, as of March 6, 2015, were drilling horizontal wells, the well path best suited to developing shale and tight sands, compared to 50% of the active land rigs five years ago, according to data from Baker Hughes. Horizontal wells are typically used in conjunction with hydraulic fracturing, which is used even more frequently as the number of fracturing stages increases.

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

are the three largest land drilling contractors by revenues, with reported 2014 revenues of $6.8 billion, $3.2 billion and $3.9 billion, respectively. Despite the fact that there are between 200 and 300 land drilling contractors in North America, the top six contractors account for 49% of the well starts according to RigData website’s annual data through March 1, 2015. Internationally, most countries have no more than five to ten land drilling contractors in each country, not including the in-house drilling contractors of some national oil companies.

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

Decreased capital spending by E&P companies.  Based on a recent survey of 186 companies, U.S. exploration and drilling spending in 2015 is expected to decline 22% from 2014 levels according to Oil and Gas Journal, dated March 8, 2015. This decreased level of spending is driven by the lower expected prices for oil as well as the perceived volatility of those current and expected prices.

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

Recovery in global drilling activity and new rig replacement cycle.  As global drilling activity has steadily recovered since the 2009 economic downturn, there has been a corresponding increase in new-build rig activity as operators require newer technology to meet increasingly challenging drilling conditions, with a focus on mobility, drilling efficiency, power and safety. We believe this trend will continue. In addition to these increased requirements for drilling rigs, a large portion of the existing land rig fleet is over 20 years old, making these rigs candidates for replacement or refurbishment in the near future.

While we believe that these trends will benefit us, our markets may be adversely affected by industry conditions that are beyond our control. Any prolonged substantial reduction in oil prices below $60/bbl would likely affect oil and gas drilling and production levels and therefore would affect demand for the products and services provided by us. For more information on this and other risks to our business and the industry in which we operate, see Item 1A. Risk Factors.

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

Employees

As of December 31, 2014, we had approximately 270 permanent, full-time employees, located primarily in Houston, Texas. This includes (a) approximately 181 individuals employed in our IEC division, with 164 in Texas and 17 at a service location in Oklahoma, (b) approximately 81 employees employed by our Rig Up Services in Houston, Texas and (c) 8 employees in corporate offices and sales in Houston, Texas. Approximately 73 additional contract workers are employed for various roles primarily in Houston, Texas. We are not subject to any collective bargaining agreements. We believe we have good relations with our employees.

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

Our failure to comply with restrictive covenants under our credit facilities or the ability to amend these facilities could trigger prepayment obligations.

We have experienced difficulty complying with the restrictive covenants in our credit facilities. As of February 28, 2013, we were not in compliance with certain covenants of our existing credit facilities. On April 9, 2013, we amended both of our existing credit agreements and as of that date, we were in compliance with our credit facilities. As of June 30, 2013, we were not in compliance with certain covenants of our existing credit facilities. On October 17, 2013, we amended both of our existing credit agreements and as of that date, we are in compliance with our credit facilities. On March 31, 2014 and again on December 31, 2014, we amended both of our existing credit agreements principally to extend the maturity dates on the respective debt instruments but also to modify the financial covenants and reporting requirements. In the future, we may seek to amend existing or enter into new credit facilities. Our failure to comply with the restrictive covenants under our existing or future credit facilities could result in an event of default under such facilities, which, if not cured or waived, would give the lender the right to declare the debt immediately due and payable. In the event of an acceleration of amounts due under our debt facilities as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay our indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness, which would have a material adverse effect on our business, prospects and financial condition.

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

Approximately 1% and 9% of our revenues classified as outside the United States in 2013 and 2014, respectively, based on the location to which our products are shipped or we have been informed will be shipped or at which our services are performed. We market our products and services in all of the significant oil and gas producing areas in the world. As a result, we are subject to the risks customarily related to international operations and investments in foreign countries. Risks associated with our international operations include:

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

On August 9, 2013, we received notices from PEMEX Procurement International, Inc. (“PII”) (formerly Integrated Trade Systems, Inc.), an agent for PEMEX-Exploración y Producción (“PEMEX”) terminating its four purchase agreements for modular drilling units. The collective value of the four agreements was approximately $354.0 million. As a result of their decision to exercise their right to terminate the purchase agreements, under the terms of the agreements, PEMEX may seek liquidated damages from us in the amount of 12% of the purchase price of each of the modular drilling units. As of March 31, 2015, no provision has been made for any potential liability that could arise should PEMEX seek liquidating damages as a result of the terminated purchase agreements.

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

We derive a significant portion of our revenues from a small number of customers. We may be unable to maintain and expand our current customer relationships. During 2014, our five largest customers by revenue represented approximately 73% of our total revenues. Our largest customer represented approximately 34% of our total revenues. While we expect to expand our client base in the future, in the near term we expect we will continue to depend on a relatively small number of customers for a significant portion of our sales volume and revenues. If we lose any of our major customers for any reason, including, for example, if our reputation declines, a customer materially reduces its orders from us, our relationship with one or more of our major customers deteriorates, or a major customer becomes insolvent or otherwise unable to pay for our products, our business and results of operations may be materially adversely affected.

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

If our revenues do not increase our business could be seriously harmed and net profits, if any, in a given quarter may be smaller than expected. This could result in a material adverse impact on our results of operations or financial condition.

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

Hydraulic fracturing has been regulated at the state level through permitting and compliance requirements. State level initiatives have been or may be proposed or implemented to further regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, restrict which additives may be used, or implement temporary or permanent bans on hydraulic fracturing. In addition, the U.S. Congress has considered, but not enacted, legislation that would require regulation affecting the hydraulic fracturing process. In 2010, the EPA announced its intention to conduct a comprehensive research study on the potential effects that hydraulic fracturing may have on water quality and public health. The EPA issued a progress report in December 2012 and expects to issue a final report in 2015.

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

We compete with the energy industry’s largest equipment and service providers, including, National Oilwell Varco, Inc. (“NOV”). NOV is the largest manufacturer in the industry and has reported segment revenues in 2014 of approximately $13.0 billion. Some of our competitors have substantially greater financial resources and larger operations than we do. In addition, some of these companies may be better able to compete because of their broader geographic dispersion, their product and service diversity or longer operating history. As a result, we could lose customers and market share to those competitors. These companies may also be better positioned to successfully manage downturns in the energy industry. Our operations may be adversely affected if our current competitors or new market entrants introduce new products or services with better prices, features, performance or other competitive characteristics than our products and services. Competitive pressures or other factors also may result in significant price competition that could harm our revenue and our business. We also face competition in our efforts to acquire other businesses.

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

People are a key resource to developing, manufacturing and delivering our products and services to our customers around the world. Our ability to manage the recruiting, training and retention of this highly-skilled workforce could impact our business. Rapid growth and the resulting need for additional skilled employees would present a challenge to us as well as the impact of wage inflation and the potential lack of available qualified labor in our market. Labor-related actions, including strikes, work slowdowns and facility occupations, can also have a negative impact on our business.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as conflict minerals (columbite-tantalite, cassiterite (tin), wolframite (tungsten) and gold), which are mined from the Democratic Republic of the Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. The disclosure obligations are complex, and there is little formal guidance with respect to their application. These new disclosure obligations will require due diligence efforts to support our disclosure requirements. We will incur costs associated with complying with such disclosure requirements, including costs associated with implementing new systems and processes and canvassing our supply chain to determine the source country of any conflict minerals incorporated in our products, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. To the extent that the information that it receives from its suppliers is inaccurate or inadequate or its processes in obtaining that information do not fulfill the SEC's requirements, the Company could face both reputational and SEC enforcement risks. In addition, the implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

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

As of March 27, 2015, our Sponsor, officers and directors beneficially owned 5,737,136 shares (or 65%) of our issued and outstanding common stock. This ownership interest, together with any other acquisitions of our common stock (or warrants which are subsequently exercised), could allow our Sponsor, officers and directors to influence the outcome of matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. Our classified board as well as the concentration of ownership with our Sponsor, officers and directors may also have the effect of delaying or preventing a change in control and may adversely affect the market price of our common stock. The interests of our Sponsor, officers and directors and your interests may not always align and taking actions which require approval of a majority of our stockholders, such as selling the company, may be more difficult to accomplish.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.	PROPERTIES

As of December 31, 2014, we leased the following manufacturing, service, warehouse and administrative facilities:

Location	Description	Building Size	Lease Termination Date
Houston, Texas	Principal office of IDE – covered fabrication facility, rig yard and offices (used primarily by our drilling segment)	49,500 square feet of manufacturing/warehouse space and 3,500 square feet of office space	December 31, 2017(1)
Houston, Texas	Principal office of IEC – warehouse and office facilities (used primarily by our electrical segment)	40,500 square feet of manufacturing/warehouse space and 8,300 square feet of office space	February 14, 2017
Spring, Texas	Executive, sales, and finance offices	7,200 square feet of office space	December 31, 2017(1)
Houston, Texas	Principal offices of IDE Hydraulics – office and warehouse facilities (used primarily by our hydraulics group)	3,270 square feet of office space and 8,730 square feet of warehouse space	May 31, 2015
Oklahoma City, Oklahoma	IEC service and warehouse (used primarily by our electrical segment)	10,000 square feet of office/warehouse space	Month to month pending lease renewal

(1)	This facility is currently owned by our Vice Chairman of our Board of Directors and former Chief Executive Officer, Stephen Cope, and his affiliates. See “Certain Relationships and Related Party Transactions — Leases and Lease Amendments.”

We believe that our facilities are suitable and adequate and that they have sufficient capacity to meet our current business requirements.

Item 3.	LEGAL PROCEEDINGS

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

In March 2015, the Company and Drillmec entered into a Compromise Settlement and Release of All Claims agreement. Pursuant to the agreement, the Company paid Drillmec $100 thousand and has been released from all claims relating to this lawsuit. In connection with our assessment that it was probable that a settlement would be reached in 2015, we recorded a net charge in the accompanying consolidated statement of operations in the amount of $25 thousand for the year ended December 31, 2014, consisting of a $100 thousand litigation accrual, partially offset by a $75 thousand insurance recovery receivable.

On February 28, 2014, Sidewinder Drilling Inc. filed a lawsuit in the 269th Judicial District Court in Harris County, Texas (Sidewinder Drilling Inc. v. Oil County Engineering Services, LTD., HYCO Canada U.L.C., and Integrated Drilling Equipment Company Holdings, Inc.). In the lawsuit, Sidewinder is seeking a judicial declaration that IDE is contractually responsible for all of the damages caused by the dropped mast on Rig 103 because “Delivery” of Rig 103 had not occurred at the time of the Rig 103 dropped mast incident. We intend to defend this litigation vigorously. This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded at December 31, 2014, for any potential liability arising from this litigation.

On March 26, 2015, Steve Cope, the Vice Chairman of our Board of Directors and our former CEO, filed a lawsuit in the 410th Judicial District Court in Montgomery County, Texas (Steve Cope v. Integrated Drilling Equipment Company Holdings, Inc. a/k/a Integrated Drilling Equipment Company Holdings Corp.) against Integrated Drilling Equipment Company Holdings, Inc. Mr. Cope alleges that the Company has defaulted on three separate payment obligations owed to him. These payment obligations were entered into in connection with the Settlement Agreement and General Release (the “Settlement Agreement”) that we entered into with Mr. Cope on April 7, 2014, that settled any and all disagreements between the parties, including any claims arising from Mr. Cope’s employment agreement as it related to his service as Chief Executive Officer of the Company. In connection with the Settlement Agreement, we issued two promissory notes dated April 7, 2014 to Mr. Cope, one in the amount of approximately $2.1 million and one in the amount of approximately $400,000, and we also agreed to pay him approximately $300,000 in satisfaction of certain deferred payments upon satisfaction of certain conditions. Mr. Cope seeks recovery of all principal and past due interest on these payment obligations as well as attorneys’ fees and costs.

Pursuant to our current forbearance agreements with the lenders under our revolving credit facility and term loan facility, we are prohibited from making any payments on the two promissory notes issued to Mr. Cope. Payments on the two promissory notes issued to Mr. Cope would create an event of default and the lenders under our revolving credit facility and term loan facility could demand payment in full on their outstanding loans. Mr. Cope’s promissory notes are subordinated to the debt under our revolving credit facility and term loan facility. As for the payment of $300,000 for certain deferred items that Mr. Cope is seeking, the Settlement Agreement states that such payment shall not be made unless the Company has received a specific amount of contracted rig orders. The Company has not achieved these conditions and therefore payment has not been made. We intend to defend this litigation vigorously.

From time to time, we may be involved in other litigation matters arising in the ordinary course of our business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party would have a material adverse effect on our business, financial condition or results of operation. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We have accruals for certain legal and self-insurance exposures.

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

	Common Stock		Warrants		Units
2014	Low	High	Low	High	Low	High
Fourth Quarter	$0.25	$1.50	$0.04	$0.04	$0.90	$2.10
Third Quarter	$1.01	$3.15	$0.04	$0.04	$2.10	$4.00
Second Quarter	$2.50	$4.70	$0.04	$0.04	$4.00	$4.00
First Quarter	$3.00	$5.00	$0.04	$0.04	$4.00	$4.00

	Common Stock		Warrants		Units
2013	Low	High	Low	High	Low	High
Fourth Quarter	$2.50	$4.05	$0.05	$0.10	$4.00	$4.00
Third Quarter	$2.50	$6.90	$0.10	$0.32	$4.00	$5.30
Second Quarter	$5.50	$8.75	$0.28	$0.45	$5.30	$10.50
First Quarter	$7.50	$10.02	$0.25	$0.38	$10.45	$10.50

Holders

On March 10, 2015, there were 53 holders of record of our common stock, 1 holder of record of our warrants and 1 holder of record of our units.

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

Shares of Common Stock Issued In Merger

Pursuant to the Merger Agreement, at the closing on December 14, 2012, we issued 4,825,671 shares of our common stock to former IDE stockholders. We are holding 750,000 additional shares on behalf of the former IDE stockholders to satisfy any indemnification claims we may have under the Merger Agreement. Depending on the amount of the indemnification claims we may make, we will distribute the remaining 750,000 additional shares to the former IDE stockholders. In addition, if the trading price of our common stock exceeds certain thresholds before December 14, 2017, we will distribute up to 5,250,000 shares of our common stock that we hold to the former IDE stockholders. Specifically:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We made no purchases of any shares of our common stock, warrants to purchase shares of common stock, or Units in the fourth quarter of 2014.

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

Consolidated Results of Operations

	For the Years Ended December 31,
(Dollars in thousands)	2014		2013
Statement of Operations Data:
Revenue:
Products	$52,240	59.8%	$64,373	62.0%
Services	35,054	40.2%	39,375	38.0%
Total revenue	87,294	100.0%	103,748	100.0%
Cost of goods sold and services:
Products	39,550	75.7%	48,672	75.6%
Services	20,136	57.4%	25,993	66.0%
Total cost of goods sold and services	59,686	68.4%	74,665	72.0%
Selling, general and administrative expense	20,954	24.0%	25,039	24.1%
Impairment of intangible assets	—	0.0%	858	0.8%
Depreciation and amortization expense	2,117	2.4%	2,162	2.1%
Income (loss) from operations	4,537	5.2%	1,024	1.0%
Other (income) expense:
Interest expense	5,922	6.8%	5,561	5.4%
Other (income) expense	(584)	(0.7%)	(820)	(0.8%)
Total other (income) expense	5,338	6.1%	4,741	4.6%
Income (loss) before income taxes	(801)	(0.9%)	(3,717)	(3.6%)
Income taxes:
Current	65	0.1%	70	0.1%
Deferred	—	0.0%	3,873	3.7%
Total income taxes	65	0.1%	3,943	3.8%
Net income (loss)	$(866)	(1.0%)	$(7,660)	(7.4%)

Except for the components of cost of goods sold and services, the percentages above represent line item values expressed as a percentage of total revenue. For the components of cost of goods sold and services, the percentages represent cost of goods sold and services related to products and services expressed as a percentage of revenue for products and services, respectively.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Revenues were $87.3 million and $103.7 million for the fiscal years 2014 and 2013, respectively, a decrease of $16.4 million or 16%. This decrease was driven by a $12.1 million decrease in products revenue and a $4.3 million decrease in services revenue. The significant decrease in products revenue was driven by a $29.8 million decrease in complete rig product revenues. This decline was partially offset by increases in fabrication revenues of $9.0 million, power systems and rig up electrical revenues of $6.6 million and increases in hydraulics revenues of $2.4 million. The $4.3 million decrease in services revenue was driven by a $5.5 million decrease in power system services offset by a $1.3 million increase in automation services revenues.

Cost of Sales

Cost of Sales were $59.7 million and $74.7 million for the fiscal years 2014 and 2013, respectively, a decrease of $15.0 million or 20%. This decrease was primarily driven by the decreased revenues as noted above. As a percent of revenue, cost of sales were 68% of revenue in 2014 versus 72% of revenue in the comparable 2013 fiscal year. The decrease in cost of sales as a percentage of revenue was due to a decreased cost of sales of the Company’s services sales which decreased to 57% of revenue in 2014 versus 66% of revenue in 2013. This significant reduction in services cost of sales was due to improved gross margins in all of our service revenue functions. Power systems and rig up electrical services cost of sales declined from 58% of revenues in 2013 to 52% in 2014, automation services cost of sales declined from 70% of revenues in 2013 to 60% in 2014, and rig up and refurbishment service cost of sales declined from 84% of revenues in 2013 to 79% in 2014.

Selling, General and Administration Expenses

Selling, general and administration expenses were $21.0 million and $25.0 million in 2014 and 2013 respectively, a decrease of $4.1 million or 16%. Professional fees decreased $1.8 million in fiscal year 2014 versus 2013 primarily as a result of lower legal fees. In 2014 versus 2013, the Company also incurred approximately $0.9 million in reduced equipment rentals as a result of reduced production volumes and improved manufacturing efficiencies. Bad debt expense also declined $0.5 in 2014 as compared to 2013. The aforementioned expense declines were partially offset by a $0.9 million increase in salary expenses. This increase was due to $2.3 million expense charge related to the Settlement Agreement entered into with our former CEO in April 2014, partially offset by $1.4 million in lower salary expense due to headcount reductions. As the result of the significant revenue declines, selling, general and administration expenses were 24% of total revenue in both 2014 and 2013 fiscal years.

Depreciation and Amortization Expense

Depreciation and amortization expense was $2.1 million and $2.2 million in 2014 and 2013, respectively, a slight decrease of $0.1 million or 2%.

Income from Operations

Income from operations increased to $4.5 million in 2014 from $1.0 million in 2013. The $3.5 million increase primarily resulted from a $4.1 million reduction in selling, general and administration expenses (as noted above) and an impairment charge in 2013 of $0.9 million. These improvements were offset by $1.5 million decline in gross margin dollars generated in 2014 versus 2013 ($27.6 million versus $29.1 million respectively in 2014 versus 2013).

Other (Income) Expense and Income Taxes

Total other expense was $5.3 million and $4.7 million in 2014 and 2013, respectively. Net interest expense (interest expense less interest income) was $5.9 million and $5.6 million in 2014 and 2013 respectively, an increase of $0.4 million. This slight increase in net interest expense was principally due to slightly higher interest rates in 2014 versus 2013. Other income/expense was $0.6 million of net other income in the 2014 fiscal year versus net other income of $0.8 million in the comparable 2013 fiscal year.

Income tax expense was $0.1 million and $3.9 million in 2014 and 2013, respectively. During 2014, the Company increased our valuation allowance by an additional $0.4 million for a total valuation of $5.1 million as of December 31, 2014. In 2013, the Company recorded a non-cash charge to establish a valuation allowance of $4.7 million. The valuation allowance is calculated in accordance with the provisions of Accounting Standards Codification 740, Income Taxes (ASC 740) which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance.

Currently, the Company has a declining backlog of revenue projects, which has created a greater degree of uncertainty that a sufficient level of future profitability will be generated to realize the deferred tax assets. This declining backlog, along with the present downturn in the oil and gas industry, represents sufficient negative evidence to require a valuation allowance. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Segment Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Electrical Products & Services segment revenues were $61.5 million and $61.1 million for fiscal years 2014 and 2013, respectively, an increase of $0.4 million. Drilling Products & Services segment revenue was $28.4 million and $49.2 million for fiscal years 2014 and 2013, respectively, a decrease of $20.8 million, or

42%. The 2014 decrease in Drilling Products & Services segment revenues was primarily driven by the significantly lower production levels of complete new rigs.

Electrical Products & Services segment profit was $16.0 million and $12.6 million for fiscal years 2014 and 2013, respectively, a increase of $3.4 million or 27%. Segment profits were 26% and 21% of 2014 and 2013 respective segment revenues. The $3.4 million increase in 2014 versus 2013 segment profits was primarily driven by the improved margins in 2014 as noted above. Drilling Products & Services segment profit or loss was $0.6 million loss and $1.3 million profit for fiscal years 2014 and 2013, respectively, a decrease of $1.9 million. Segment profits (losses) were (2%) and 3% of the respective 2014 and 2013 segment revenues. The decrease in 2014 profits expressed as a percentage of revenue was due to significantly lower revenue volumes as compared to 2013.

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

As of December 31, 2014, the Company had cash and cash equivalents of approximately $1.3 million. In addition, in December 2014, the Company entered into amendments to both its Term Facility and its Revolving Facility (as described further below) which, among other things, extended the maturities of these facilities to September 30, 2015 and March 31, 2015, respectively.

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

On October 17, 2013, the Borrowers entered into the Second Amendment to the Term Facility and the Second Amendment to the Revolving Facility to, among other things, (1) reduce the Revolving Facility to $15.0 million (from $20.0 million), (2) amend the maturity date of the Term Facility from December 14, 2016 to September 30, 2014 and the maturity date of the Revolving Facility from June 30, 2016 to March 31, 2014, (3) delete (a) the net worth financial covenant, (b) the fixed charge coverage ratio, (c) the minimum liquidity test and (d) the total leverage ratio and (4) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant.

In connection with the Second Amendments described above, the Borrowers were required to (1) implement and comply with a cost reduction plan and (2) obtain (a) purchase orders or contracts with a value of not less than $28.0 million for the design, manufacture or servicing of one or more drilling rigs by October 31, 2013 or (b) at least $1.0 million in proceeds from the issuance of preferred stock by November 14, 2013. An event of default would have occurred under both the Term Facility and Revolving Facility if the Borrowers were unable to satisfy one of these requirements. As of October 1, 2014, the Company had implemented and was in compliance with the cost reduction plan and as of November 14, 2014, the Company had received net cash proceeds from a preferred stock investment in an aggregate amount of $1.0 million. As a result of the foregoing events, the Company was in compliance with the terms of its credit agreements.

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

On December 31, 2014, the Borrowers entered into the Fourth Amendment to Term Loan and Security Agreement and Forbearance Agreement (the “Fourth Term Loan Amendment”) to, among other things, (1) amend the maturity date of the Term Facility from June 30, 2015 to September 30, 2015; (2) amend the capital expenditures covenant to limit capital expenditures to not greater than (a) $2,000,000 for the twelve months ended December 31, 2014, (b) $300,000 for the three months ended March 31, 2014 and (c) $500,000 for the nine months ended September 30, 2015; and (3) add a new covenant requiring that with respect to the Borrowers’ rig yard division business, for the period of 90 consecutive days ending March 31, 2015, and for each period of 90 consecutive days ending on the last day of any month ending thereafter, the Borrowers not incur operating losses in an aggregate amount exceeding $400,000 in any such 90 consecutive day period.

In addition, the Fourth Term Loan Amendment provides that during the period beginning December 31, 2014 and ending on the earlier of (a) the occurrence of a Termination Event (as defined in the Fourth Term Loan Amendment) or (b) 5:00 pm Dallas time on March 31, 2015, the lenders under the Term Facility agree to forbear from commencing any Enforcement Action (as defined in the Fourth Term Loan Amendment) as a result of certain Existing Defaults (as defined in the Fourth Term Loan Amendment) or the Borrowers’ failure to comply with either the fixed charge coverage ratio covenant or minimum EBITDA covenant in the Term Loan Agreement for the quarters ended December 31, 2014 or March 31, 2015, so long as the Borrowers (1) have at least $5,000,000 in EBITDA, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120, less principal payments, made to Stephen Cope); (2) have a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120, less principal payments, made to Stephen Cope); (3) furnish the agent and lenders with a Forbearance Compliance Certificate, in form and substance reasonably satisfactory to the agent and lenders, within thirty days after the end of each month; (4) diligently pursue a financing commitment from a third party financing source, the proceeds of which will be used to repay all obligations under the Revolving Facility; and (5) deliver a weekly status report to the agent regarding the status of all actions taken to seek such financing commitment.

On April 6, 2015, the Borrowers entered into the Fifth Amendment to Term Loan and Security Agreement and Forbearance Agreement (the “Fifth Term Loan Amendment”) to, among other things, (1) amend the maturity date of the Term Facility from September 30, 2015 to November 30, 2015; and (2) amend the capital expenditures covenant to limit capital expenditures to $350,000 for the period January 1, 2015 through May 31, 2015.

In addition, the Fifth Term Loan Amendment provides that during the period beginning March 31, 2015 and ending on the earlier of (a) the occurrence of a Termination Event (as defined in the Fifth Term Loan Amendment) or (b) 5:00 pm Houston time on May 31, 2015, the lenders under the Term Facility agree to forbear from commencing any Enforcement Action (as defined in the Fifth Term Loan Amendment) as a result of certain Existing Defaults (as defined in the Fifth Term Loan Amendment) or the Borrowers’ failure to comply with either the fixed charge coverage ratio covenant or minimum EBITDA covenant in the Term Loan Agreement for the quarter ended March 31, 2015, so long as the Borrowers (1) have at least $5,000,000 in EBITDA, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120, less principal payments, previously made to Stephen Cope); (2) have a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120, less principal payments, previously made to Stephen Cope); (3) furnish the agent and lenders with a Forbearance Compliance Certificate, in form and substance reasonably acceptable to the agent and lenders, within thirty days after the end of each month; and (4) diligently pursue options that would cause or enable the repayment in full of all obligations under the Revolving Facility, including by pursuing a financing commitment from a third party financing source.

The Fifth Term Loan Amendment also provides that the agent under the Term Facility may take action to preserve its rights in the collateral securing the Term Facility.

In connection with the Fourth and Fifth Term Loan Amendments described above, the Borrowers are required to continue to comply with the 2015 cost reduction plan approved by the Company’s Board of Directors.

On December 31, 2014, the Borrowers entered into the Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement and Forbearance Agreement (the “Fourth Revolving Facility Amendment”) to, among other things, (1) amend the maturity date of the Revolving Facility from December 31, 2014 to March 31, 2015; (2) amend the capital expenditures covenant to limit capital expenditures to not greater than (a) $2,000,000 for the twelve months ended December 31, 2014 and (b) $300,000 for the three months ended March 31, 2014; (3) increase the Applicable Margin for revolving advances to 5.50% (from 4.50%); (4) reduce the Letter of Credit Sublimit to $500,000 (from $2,000,000); and (5) decrease the fee applicable to the average daily face amount of each outstanding letter of credit to 3.50% (from 4.50%).

In addition, the Fourth Revolving Facility Amendment provides that during the period beginning December 31, 2014 and ending on the earlier of (a) the occurrence of a Termination Event (as defined in the Fourth Revolving Facility Amendment) or (b) 5:00 pm Houston time on March 31, 2015, the lenders under the Revolving Facility agree to forbear from commencing any Enforcement Action (as defined in the Fourth Revolving Facility Amendment) as a result of certain Existing Defaults (as defined in the Fourth Revolving Facility Amendment) or Borrowers’ failure to comply with either the fixed charge coverage ratio covenant or minimum EBITDA covenant in the Revolving Credit Agreement for the quarters ended December 31, 2014 or March 31, 2015, so long as the Borrowers (1) have at least $5,000,000 in EBITDA, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120, less principal payments, made to Stephen Cope); (2) have a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120, less principal payments, made to Stephen Cope); (3) furnish the agent and lenders with a Forbearance Compliance Certificate, in form and substance reasonably satisfactory to the agent and lenders, within thirty days after the end of each month; (4) diligently pursue a financing commitment from a third party financing source, the proceeds of which will be used to repay all obligations under the Revolving Facility; and (5) deliver a weekly status report to the agent regarding the status of all actions taken to seek such financing commitment.

On April 6, 2015, the Borrowers entered into the Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement and Forbearance Agreement (the “Fifth Revolving Facility Amendment”) to, among other things, (1) amend the maturity date of the Revolving Facility from March 31, 2015 to May 31, 2015; (2) amend the capital expenditures covenant to limit capital expenditures to $350,000 for the period January 1, 2015 through May 31, 2015; (3) increase the Applicable Margin for revolving advances to 6.50% (from 5.50%); and (4) reduce the maximum amount for revolving advances to $13,500,000 (from $15,000,000).

In addition, the Fifth Revolving Facility Amendment provides that during the period beginning March 31, 2015 and ending on the earlier of (a) the occurrence of a Termination Event (as defined in the Fifth Revolving Facility Amendment) or (b) 5:00 pm Houston time on May 31, 2015, the lenders under the Revolving Facility agree to forbear from commencing any Enforcement Action (as defined in the Fifth Revolving Facility Amendment) as a result of certain Existing Defaults (as defined in the Fifth Revolving Facility Amendment) or Borrowers’ failure to comply with either the fixed charge coverage ratio covenant or minimum EBITDA covenant in the Revolving Credit Agreement for the quarter ended March 31, 2015, so long as the Borrowers (1) have at least $5,000,000 in EBITDA, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120, less principal payments, previously made to Stephen

Cope); (2) have a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120, less principal payments, previously made to Stephen Cope); (3) furnish the agent and lenders with a Forbearance Compliance Certificate, in form and substance reasonably acceptable to the agent and lenders, within thirty days after the end of each month; and (4) diligently pursue options that would cause or enable the repayment in full of all obligations under the Revolving Facility, including by pursuing a financing commitment from a third party financing source.

The Fifth Revolving Facility Amendment also provides that the agent under the Revolving Facility may take action to preserve its rights in the collateral securing the Revolving Facility, decrease or increase any advance rates from time to time in agent’s credit judgment, or increase, modify the amount, timing or purpose of any reserves as agent deems proper from time to time in agent’s credit judgment.

In connection with the Fourth and Fifth Revolving Facility Amendments described above, the Borrowers (1) are required to continue to comply with the 2015 cost reduction plan approved by the Company’s Board of Directors and (2) were required to affirm and acknowledge the imposition of a $500,000 reserve against availability under the Revolving Facility (as of November 13, 2014) and the imposition of an additional reserve in the amount of $50,000 on November 17 and each week thereafter until such time as the agent may determine in its sole Credit Judgment (as defined in the Revolving Credit Agreement).

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that substantially all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under its existing debt instruments could result in an event of default. Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its debt instruments as of December 31, 2014, it would be required to pay its lenders an aggregate of $33.1 million. In the event of an acceleration of amounts due under its debt instruments as a result of an event of default, the Company may not have sufficient funds or may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness. The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, prospects and financial condition. The Company also has negative working capital of $39.1 million at December 31, 2014. As a result of these factors there is substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows for the Years Ended December 31, 2014 and 2013

Net cash provided by operating activities was $1.1 million in fiscal year 2014 versus $2.2 million in fiscal year 2013. The $1.1 decline in cash flow from operations in 2014 versus 2013 was primarily due to a $4.2 million decline in cash generated from working capital in 2014 versus a $0.9 million increase in cash generated from working capital in 2013. This net decline in cash generated from working capital of

$5.1 million and the decrease of $2.8 million of lower adjustments to net income were offset by a $6.8 million lower net loss in 2014 versus 2013.

The net decline in cash generated from working capital of $5.1 million primarily came from higher accounts payable and customer advanced billing and payments of $21.2 million offset by lower accounts receivable and inventories of $26.3 million in 2014 versus 2013 as compared to their respective previous year’s December balances.

The Company invested approximately $0.5 million in intangibles during fiscal year 2013. Capital expenditures were approximately $0.2 million during both 2014 and 2013 fiscal years.

For financing activities, in the 2014 fiscal year, the Company incurred additional net long-term of borrowing $87.8 million versus net repayments of long-term debt in fiscal year 2014 of $88.4 million. In the 2013 fiscal year, the Company incurred additional net long-term of borrowing $103 million versus net repayments of long-term debt in fiscal year 2013 of $105 million.

As a result of the foregoing activities, in the 2014 fiscal year, the Company’s cash increased by $0.3 million versus a decrease of cash of $0.6 million in the comparable 2013 fiscal year.

In 2014 and 2013, the Company paid cash interest of $3.3 million and $3.0 million, respectively. Cash income tax payments were $0.04 million in the 2014 fiscal year versus $0.3 million in the comparable 2013 fiscal year.

Contractual Obligations

We are a party to various contractual obligations. A portion of these obligations are reflected in our financial statements, such as long-term debt, while other obligations, such as operating leases and purchase obligations, are not reflected on our balance sheet. The following is a summary of our contractual obligations as of December 31, 2014 (in thousands):

Payments by Period
(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$39,161	$34,364	$4,797	$—	$—
Capital leases	227	95	132	—	—
Noncancellable operating leases	3,795	1,349	2,446	—	—
Purchase commitments	7,398	7,398	—	—	—
	$50,581	$43,206	$7,375	$—	$—

We believe that we will have the working capital resources necessary to meet our projected operational needs for fiscal year 2015 provided that we are successful in extending our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

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
December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Integrated Drilling Equipment Holdings Corp.

We have audited the accompanying consolidated balance sheet of Integrated Drilling Equipment Holdings Corp. (the “Company”), as of December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. Our audit of the consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15. The Company’s management is responsible for these financial statements and the financial statement schedule. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s current liabilities exceed its current assets by $39.1 million and the Company incurred a net loss of $866 thousand as of and for the year ended December 31, 2014, respectively. These conditions, along with other matters as set forth in Note 3, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Whitley Penn LLP
Houston, Texas
April 10, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Drilling Equipment Holdings Corp.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders’ deficit, and of cash flows present fairly, in all material respects, the financial position of Integrated Drilling Equipment Holdings Corp. and its subsidiaries at December 31, 2013, and the results of their operations and their cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2013 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
April 16, 2014, except for Note 2, as to which the date is April 10, 2015

Integrated Drilling Equipment Holdings Corp.

Consolidated Balance Sheets
December 31, 2014 and 2013

	December 31,
(in thousands, except share and par value)	2014	2013
Assets
Current assets
Cash and cash equivalents	$1,263	$981
Restricted cash	—	83
Accounts receivable, net	20,170	13,333
Inventories, net	7,950	7,039
Deferred tax assets	50	133
Prepaid expenses and other current assets	878	782
Total current assets	30,311	22,351
Intangibles, net	1,508	2,798
Property, equipment and improvements, net	2,217	2,686
Deferred financing costs, net	364	1,517
Deposits	91	91
Total assets	$34,491	$29,443
Liabilities and Stockholders’ Deficit
Current liabilities
Current maturities of long-term debt	$37,814	$12,974
Current portion of capital lease obligations	90	64
Trade accounts and other payables	14,201	14,482
Accrued liabilities	7,425	8,654
Customer advanced billings and payments, and other	9,892	5,877
Total current liabilities	69,422	42,051
Long-term debt, less current maturities	1,346	22,746
Capital lease obligations, net of current	124	98
Deferred tax liability	50	133
Total liabilities	70,942	65,028
Commitments and contingencies (see Note 15)
Stockholders’ deficit
Common stock $0.0001 par value Authorized shares 100,000,000 Issued shares 8,809,917	1	1
Accumulated deficit	(36,452)	(35,586)
Total stockholders’ deficit	(36,451)	(35,585)
Total liabilities and stockholders’ deficit	$34,491	$29,443

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Consolidated Statements of Operations
December 31, 2014 and 2013

	December 31,
(in thousands, except share and per share amounts)	2014	2013
Revenue
Products	$52,240	$64,373
Services	35,054	39,375
Total revenue	87,294	103,748
Cost of goods sold and services
Products	39,550	48,672
Services	20,136	25,993
Total cost of goods sold and services	59,686	74,665
Selling, general and administrative expense	20,954	25,039
Impairment of intangible assets	—	858
Depreciation and amortization expense	2,117	2,162
Income from operations	4,537	1,024
Other (income) expense
Interest expense	5,922	5,561
Other expense (income)	(584)	(820)
Loss before income taxes	(801)	(3,717)
Income taxes
Current	65	70
Deferred	—	3,873
Total income taxes	65	3,943
Net loss	$(866)	$(7,660)
Weighted average shares outstanding:
Basic	8,809,917	8,703,986
Diluted	8,951,650	8,846,198
Loss per share:
Basic	$(0.10)	$(0.88)
Diluted	$(0.10)	$(0.88)

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Consolidated Statements of Stockholders’ Deficit
December 31, 2014 and 2013

	Shares Issued		Stock		Accumulated Deficit	Total Stockholders’ Deficit
(in thousands, except share data)	Common	Preferred	Common	Preferred
Balances at December 31, 2012	8,646,700	—	$1	$—	$(29,168)	$(29,167)
Net loss	—	—	—	—	(7,660)	(7,660)
Issuance of common shares in exchange for warrants	39,000	—	—	—	—	—
Issuance of common shares in exchange for obligations	124,217	—	—	—	1,242	1,242
Balances at December 31, 2013	8,809,917	—	$1	$—	$(35,586)	$(35,585)
Net loss	—	—	—	—	(866)	(866)
Balances at December 31, 2014	8,809,917	—	$1	$—	$(36,452)	$(36,451)

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Consolidated Statements of Cash Flows
December 31, 2014 and 2013

	December 31,
(in thousands)	2014	2013
Operating activities
Net loss	$(866)	$(7,660)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization expense	2,117	2,162
Deferred income tax	—	3,873
Provision for bad debts	(222)	281
Provision for inventory obsolescence	(125)	150
Amortization of deferred financing costs	1,153	1,494
Impairment of intangible assets	—	858
Loss on sale of fixed assets	—	53
Unrealized gain on warrant valuation	(546)	(778)
Paid in-kind interest expense	1,480	856
Compensation expense in form of note payable	2,254	—
Changes in operating assets and liabilities
Trade accounts receivable	(6,615)	13,778
Inventories	(786)	5,150
Other current assets	(96)	259
Trade accounts and other payables	(211)	(9,230)
Accrued liabilities	(486)	(860)
Customer advanced billings and payments	4,014	(8,172)
Net cash provided by operating activities	1,065	2,214
Investing activities
Capital expenditures for intangibles	—	(479)
Capital expenditures for property, plant and equipment	(202)	(204)
Proceeds from sales of property, equipment and improvements	—	40
Restricted cash	83	420
Net cash used in investing activities	(119)	(223)
Financing activities
Issuance of long-term debt	87,809	102,615
Repayments of long-term debt	(88,369)	(105,181)
Payment of capital lease	(104)	(46)
Net cash (used in) financing activities	(664)	(2,612)
Increase (decrease) in cash and cash equivalents	282	(621)
Cash and cash equivalents
Beginning of year	981	1,602
End of year	$1,263	$981
Supplemental cash flow disclosure
Cash paid for interest	$3,299	$2,977
Cash paid for income taxes	41	305
Noncash activity
Property and equipment acquired through capital leases	$182	$142
Equity issued in exchange for obligations	—	1,242

The accompanying notes are an integral part of these consolidated financial statements.

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

1. Nature of Business

Integrated Drilling Equipment Holdings Corp. (the “Company”) provides products and services to customers in the oil and gas industry both domestically and internationally. The majority of the Company’s business is conducted through two operating segments: (1) Electrical Products and Services (the “electrical segment”) and (2) Drilling Products and Services (the “drilling segment”). Unless otherwise provided, references to the “Company,” “IDE,” “we,” “us” and “our” refer to Integrated Drilling Equipment Holdings Corp. and its subsidiaries.

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

2. Revision of Previously Issued Financial Statements

Management identified an error in our previously issued consolidated financial statements resulting in the revision of the consolidated financial statements for the year ended December 31, 2013. As a result of the error, beginning accumulated deficit at January 1, 2013 and ending accumulated deficit at December 31, 2013 were understated by approximately $729 thousand. Additionally, accrued and total liabilities were understated by the same amount at December 31, 2013. The error was the result of an overestimate of revenue from a customer deposit that impacted the year ended December 31, 2012. Management concluded that the error was not material but has revised these financial statements to reflect the error.

The schedule below provides a summary of the impact of the adjustment on our consolidated financial statements (in thousands).

	December 31, 2013
	As Previously Reported	Adjustments	As Revised
Balance Sheet:
Customer advanced billings and payments	$5,148	$729	$5,877
Total liabilities	64,299	729	65,028
Accumulated deficit	(34,857)	(729)	(35,586)
Total stockholders’ deficit	(34,856)	(729)	(35,585)
Total liabilities and stockholders’ deficit	29,443	—	29,443
Consolidated Statement of Stockholders’ Deficit
Beginning accumulated deficit	(28,439)	(729)	(29,168)
Ending accumulated deficit	(34,857)	(729)	(35,586)

3. Company Financing

As of December 31, 2014, the Company had cash and cash equivalents of approximately $1.3 million. In addition, in December 2014, the Company entered into amendments to both its Term Facility and its Revolving Facility (as described in note 11 below) which, among other things, extended the maturities of

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

3. Company Financing – (continued)

these facilities to September 30, 2015 and March 31, 2015, respectively. The Company believes its existing cash and cash equivalents, $1.4 million available from its revolving facility, expected revenues from its contractual backlog of $30.4 million, and future orders will enable it to meet its material liquidity needs for the next twelve months from the balance sheet date provided that we are successful in extending or refinancing our current debt maturities and/or are able to obtain additional working capital through credit arrangements, debt, or additional equity. There can be no assurance that we will be able to extend our debt maturity dates and/or whether additional financing sources will be available.

The Company’s ability to obtain additional external debt financing will be limited by the amount and terms of its existing borrowing arrangements and the fact that substantially all of its assets have been pledged as collateral for these existing arrangements. In addition, a failure to comply with the covenants under our Term Facility and Revolving Facility (the “Credit Facilities”) is an event of default which could lead to an acceleration of the debt. Furthermore, there are cross-default provisions in certain of the Company’s existing debt instruments such that an event of default under one agreement or instrument could result in an event of default under another. If an event of default resulted in the acceleration of all of its payment obligations under its Credit Facilities as of December 31, 2014, it would be required to pay its lenders an aggregate of $33.1 million. In the event of an acceleration of amounts due under its Credit Facilities as a result of an event of default, the Company may be unable to arrange for additional financing to repay its indebtedness or to make any accelerated payments, and the lenders could seek to enforce their security interests in the collateral securing such indebtedness.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company’s failure to obtain additional external financing to fund its cash requirements would further cause noncompliance with its existing debt covenants which would have a material adverse effect on its business, operations and financial condition. The Company incurred a net loss of $866 thousand and $7.66 million for the years ended December 31, 2014 and 2013, respectively. The Company also has negative working capital of $39.1 million at December 31, 2014. As a result of these factors there is substantial doubt about the Company’s ability to continue as a going concern.

4. PEMEX Contract Termination

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

As a result of their decision to exercise its right to terminate the purchase agreements, under the terms of the agreements, PEMEX may seek liquidated damages from the Company in the amount of 12% of the

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

4. PEMEX Contract Termination – (continued)

purchase price of each of the modular drilling units. As of December 31, 2014, no provision has been made for any potential liability that could arise should PEMEX seek liquidating damages as a result of the terminated purchase agreements.

5. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements include the financial position, results of operations, and cash flows of Integrated Drilling Equipment Holdings Corp. and its subsidiaries, all of which are wholly-owned. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

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

Restricted Cash

Restricted cash primarily consists of cash proceeds set aside for payment of medical claims relating to our self-insurance group health program.

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

Inventories

Inventories consist of raw materials, finished goods, and work-in-process. Inventories of raw materials and finished goods are stated at the lower of cost or market using the average cost method. Allowances for excess and obsolete inventories are determined based on our historical usage of inventory as well as our future manufacturing

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

5. Summary of Significant Accounting Policies  – (continued)

needs. Inventories are disclosed net of reserves for excess and obsolete inventory of $225 thousand and $350 thousand at December 31, 2014 and 2013, respectively.

Intangibles

Intangibles are stated at cost, less accumulated amortization, and consist of technical drawings and engineering work relating to our rig technology and product design. Amortization is computed on a straight-line method over five years.

The carrying value of these assets is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount is not recoverable. Factors we consider important that could trigger an impairment review include significant underperformance relative to historical or projected future operating results, significant negative industry or economic trends or unanticipated competition. No impairment of intangible assets were recorded for the year ended December 31, 2014. Impairment of intangibles assets amounted to $858 thousand for the year ended December 31, 2013.

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

Assets acquired under capital leases are amortized over the shorter of the estimated useful lives or the respective lease term.

We review our property, equipment and improvements for impairment whenever events or changes in business circumstances indicate that the carrying amount of assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the undiscounted future cash flows to the recorded value of the asset. If impairment is indicated, the asset is written down to its estimated fair value. No impairment was recorded for the years ended December 31, 2014 or 2013, respectively.

Deferred Financing Costs

Deferred financing costs associated with long-term debt are carried at cost and expensed using the effective interest rate method over the term of the notes. If the related debt is prepaid, the Company accelerates the recognition of an appropriate amount of the costs as interest expense.

In December 2012, in connection with the Term Facility, the Company recorded warrants issued as deferred financing costs. The Company carries these warrants at fair value, which is based upon our closing stock price at the end of a reporting period, and is re-measured on a recurring basis. The estimated fair value

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

5. Summary of Significant Accounting Policies  – (continued)

of these warrants, was $57 thousand and $603 thousand as of December 31, 2014 and 2013, respectively. The deferred financing costs are being amortized over the amended term of the loan.

Accumulated amortization for all deferred financing costs as of December 31, 2014 and 2013 totaled $2.1 million and $1.6 million, respectively.

Revenue Recognition

We report earnings from firm-price and modified firm-price long-term contracts on the percentage-of-completion method. Earnings are recorded based on the ratio of costs incurred to date to total estimated costs. Costs include direct material, direct labor, and job related overhead. Losses expected to be incurred on contracts are charged to operations in the period such losses are determined.

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

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

5. Summary of Significant Accounting Policies  – (continued)

The following table (in thousands, except share and per share amounts) sets forth the computation of basic and diluted loss per share:

	2014	2013
Basic:
Net loss	$(866)	$(7,660)
Weighted average common shares	8,809,917	8,703,986
Basic loss per share	$(0.10)	$(0.88)
Diluted:
Net loss	$(866)	$(7,660)
Basic weighted average common shares	8,809,917	8,703,986
Potential common shares	141,733	142,212
Diluted weighted average common shares	8,951,650	8,846,198
Diluted loss per share(1)	$(0.10)	$(0.88)

(1)	There were no dilutive shares included in the computation of diluted loss per share for the years ended December 31, 2014 and 2013, because their inclusion would be anti-dilutive.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling expenses. Advertising costs for the years ended December 31, 2014 and 2013 amounted to $10 thousand and $63 thousand, respectively.

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

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the future generation of taxable income during the periods in which those temporary differences become deductible. Management has considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. During 2013, the Company recorded a non-cash charge to establish a valuation allowance of $4.7 million against our gross deferred tax assets of $5.3 million. The valuation allowance is based on an assessment of both positive and negative evidence when measuring the need for a valuation allowance.

Currently, the Company has a reduced backlog which has created a greater degree of uncertainty that a sufficient level of future profitability will be generated to realize the deferred tax assets. This, along with the losses incurred year to date, represented sufficient negative evidence to require a valuation allowance. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Concentration of Credit Risks

Current energy prices are important contributors to positive cash flow for our customers as well as expectations about future spending levels. However, any prolonged increase or decrease in oil and natural gas

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

5. Summary of Significant Accounting Policies  – (continued)

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

For the year ended December 31, 2014, revenues from two customers individually exceeded 10% of revenues, and aggregated to $44.3 million or 51% of total revenues. For the year ended December 31, 2013, revenues from four customers individually exceeded 10% of revenues, and aggregated to $77.4 million or 75% of total revenues.

As of December 31, 2014, three customers individually exceeded 10% of trade accounts receivable, and aggregated to $8.8 million or 56% of trade accounts receivable outstanding. As of December 31, 2013 two customers individually exceeded 10% of trade accounts receivable, and aggregated to $6.9 million or 69% of trade accounts receivable outstanding.

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

6. Accounts Receivable

Accounts Receivable consists of the following (in thousands):

	December 31,
	2014	2013
Trade accounts receivable	$15,725	$10,081
Unbilled revenue and other	4,918	3,996
Less: Allowance for doubtful accounts	(473)	(744)
	$20,170	$13,333

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

7. Uncompleted Contracts

Costs, estimated earnings and billings on uncompleted contracts are summarized below (in thousands):

	December 31,
	2014	2013
Costs incurred on uncompleted contracts	$24,650	$30,354
Earned margin	7,790	6,123
Earned revenue	32,440	36,477
Less: Billings to date	36,343	38,195
	$(3,903)	$(1,718)
Included in the accompanying balance sheets under the following captions:
Accounts receivable	$5,071	$3,390
Customer advanced billings and payments	(8,974)	(5,108)
	$(3,903)	$(1,718)

8. Inventories

Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials and finished goods	$4,248	$5,193
Work in process	3,927	2,196
Reserve	(225)	(350)
	$7,950	$7,039

9. Intangibles

Intangibles consist of the following (in thousands):

	December 31,
	2014	2013
Rig technology and product design	$4,642	$4,642
Less: Accumulated amortization	(3,134)	(1,844)
	$1,508	$2,798

Amortization expense for the years ended December 31, 2014 and 2013 amounted to $1.3 million and $1.3 million, respectively.

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2015	$1,007
2016	430
2017	71
2018	—
$1,508

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

10. Property, Equipment and Improvements

Property, equipment and improvements, including capital leases, consists of the following (in thousands):

	December 31,
	2014	2013
Machinery and equipment	$3,236	$3,142
Leasehold improvements	4,557	4,544
Assets held under capital leases	385	275
Less: Accumulated depreciation and amortization	(5,961)	(5,275)
	$2,217	$2,686

Depreciation expense relating to machinery and equipment and leasehold improvements for the years ended December 31, 2014 and 2013 amounted to $722 thousand and $868 thousand, respectively.

Amortization expense relating to assets held under capital leases for the years ended December 31, 2014 and 2013 amounted to $104 thousand and $43 thousand, respectively.

11. Debt and Redeemable Preferred Stock

Debt and redeemable preferred stock consisted of the following (in thousands):

	December 31,
	2014		2013
	Short-Term	Long-Term	Short-Term	Long-Term
$2.5 million redeemable preferred stock, Series A	$3,450	$—	$—	$2,949
$0.5 million redeemable preferred stock, Series B	—	620	—	514
$0.5 million redeemable preferred stock, Series C	—	581	—	509
$20.0 million revolving credit facility	13,484	—	11,774	—
$20.0 million term loan facility	19,620	—	1,200	18,774
$2.1 million promissory note	1,056	98	—	—
$0.4 million promissory note	204	47	—	—
	$37,814	$1,346	$12,974	$22,746

$2.5 Million Redeemable Preferred Stock

On December 14, 2012, the Company issued 25,000 shares of Series A Preferred Stock to our Sponsor at a purchase price of $100 per share or $2.5 million. The holders of the Series A Preferred Stock do not have the right to vote on matters submitted to our stockholders. The Series A Preferred Stock is not convertible into common stock and accrues cumulative dividends at a rate of 16% per year. The dividends are payable in additional shares of Series A Preferred Stock. The shares have a liquidation preference equal to the purchase price of the Series A Preferred Stock plus all accrued and unpaid dividends at the date of liquidation. The Series A Preferred Stock is redeemable at our option at any time on 15 days' notice, at any time after the first anniversary of the date on which all indebtedness for borrowed money is repaid in full. The optional redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The Series A Preferred Stock will be subject to mandatory redemption on the date which is 181 days following the latest maturity date of our indebtedness outstanding on December 14, 2012.

$0.5 Million Redeemable Preferred Stock

On November 14, 2013, the Company issued 5,000 shares of Series B Preferred Stock to our Sponsor at a purchase price of $100 per share or $0.5 million. The holders of the Series B Preferred Stock do not have the right to vote on matters submitted to our stockholders. The Series B Preferred Stock is not convertible into common stock and accrues cumulative dividends at a rate of 20% for the first year and 25% per year

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

11. Debt and Redeemable Preferred Stock  – (continued)

thereafter. The dividends are payable in additional shares of Series B Preferred Stock. The shares have a liquidation preference equal to the purchase price of the Series B Preferred Stock plus all accrued and unpaid dividends at the date of liquidation. The Series B Preferred Stock is redeemable at our option at any time on 15 days' notice, at any time after the first anniversary of the date on which all indebtedness for borrowed money is repaid in full. The optional redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The Series B Preferred Stock will be subject to mandatory redemption on the date which is 181 days following the latest maturity date of our indebtedness outstanding on November 14, 2013.

$0.5 Million Redeemable Preferred Stock

On November 14, 2013, the Company issued 5,000 shares of Series C Preferred Stock to Stephen D. Cope at a purchase price of $100 per share or $0.5 million. Subsequently, Mr. Cope sold these shares to our Sponsor. The holders of the Series C Preferred Stock do not have the right to vote on matters submitted to our stockholders. The Series C Preferred Stock is not convertible into common stock and accrues cumulative dividends at a rate of 14% per year. The dividends are payable in additional shares of Series C Preferred Stock. The shares have a liquidation preference equal to the purchase price of the Series C Preferred Stock plus all accrued and unpaid dividends at the date of liquidation. The Series C Preferred Stock is redeemable at our option at any time on 15 days' notice, at any time after the first anniversary of the date on which all indebtedness for borrowed money is repaid in full. The optional redemption price is equal to the purchase price, plus all accrued and unpaid dividends to the date of redemption, subject to compliance with any restrictions in our then-outstanding indebtedness. The Series C Preferred Stock will be subject to mandatory redemption on the date which is 181 days following the latest maturity date of our indebtedness outstanding on November 14, 2013.

$20.0 Million Revolving Credit Facility

In October 2011, we entered into a $20.0 million revolving credit facility with PNC Bank (the “Revolving Facility”). On December 14, 2012, this revolving credit facility was amended and restated. Borrowings under the line of credit bear interest at a rate determined by the lending institution, with a minimum rate of 1.5%. This revolving credit and security agreement was amended on April 9, 2013.

On October 17, 2013, the Borrowers entered into the Second Amendment to the Revolving Facility to, among other things, (1) reduce the Revolving Facility to $15.0 million (from $20.0 million), (2) amend the maturity date of the Revolving Facility from June 30, 2016 to March 31, 2014, (3) delete (a) the net worth financial covenant, (b) the fixed charge coverage ratio, (c) the minimum liquidity test and (d) the total leverage ratio and (4) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant.

In connection with the Second Amendment described above, the Borrowers were required to (1) implement and comply with a cost reduction plan and (2) obtain (a) purchase orders or contracts with a value of not less than $28.0 million for the design, manufacture or servicing of one or more drilling rigs by October 31, 2013 or (b) at least $1.0 million in proceeds from the issuance of preferred stock by November 14, 2013. An event of default would have occurred under both the Term Facility and Revolving Facility if the Borrowers were unable to satisfy one of these requirements. As of October 1, 2013, the Company had implemented and was in compliance with the cost reduction plan and as of November 14, 2014, the Company had received net cash proceeds from a preferred stock investment in an aggregate amount of $1.0 million. As a result of the foregoing events, the Company was in compliance with the terms of its credit agreements.

On March 31, 2014, the Borrowers entered into the Third Amendment to the Revolving Facility to, among other things, (1) amend the maturity date of Revolving Facility from March 31, 2014 to December 31,

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

11. Debt and Redeemable Preferred Stock  – (continued)

2014, (2) insert a covenant regarding the fixed charge coverage ratio, (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant and (4) amend the calculation of the amount of revolving advances lenders are required to make under the Revolving Facility.

On December 31, 2014, the Borrowers entered into the Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement and Forbearance Agreement (the “Fourth Revolving Facility Amendment”) to, among other things, (1) amend the maturity date of the Revolving Facility from December 31, 2014 to March 31, 2015; (2) amend the capital expenditures covenant to limit capital expenditures to not greater than (a) $2,000,000 for the twelve months ended December 31, 2014 and (b) $300,000 for the three months ended March 31, 2014; (3) increase the Applicable Margin for revolving advances to 5.50% (from 4.50%); (4) reduce the Letter of Credit Sublimit to $500,000 (from $2,000,000); and (5) decrease the fee applicable to the average daily face amount of each outstanding letter of credit to 3.50% (from 4.50%).

In addition, the Fourth Revolving Facility Amendment provides that during the period beginning December 31, 2014 and ending on the earlier of (a) the occurrence of a Termination Event (as defined in the Fourth Revolving Facility Amendment) or (b) 5:00 pm Houston time on March 31, 2015, the lenders under the Revolving Facility agree to forbear from commencing any Enforcement Action (as defined in the Fourth Revolving Facility Amendment) as a result of certain Existing Defaults (as defined in the Fourth Revolving Facility Amendment) or Borrowers’ failure to comply with either the fixed charge coverage ratio covenant or minimum EBITDA covenant in the Revolving Facility for the quarters ended December 31, 2014 or March 31, 2015, so long as the Borrowers (1) have at least $5,000,000 in EBITDA, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120 previously made to Stephen Cope); (2) have a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120 previously made to Stephen Cope); (3) furnish the agent and lenders with a Forbearance Compliance Certificate, in form and substance reasonably satisfactory to the agent and lenders, within thirty days after the end of each month; (4) diligently pursue a financing commitment from a third party financing source, the proceeds of which will be used to repay all obligations under the Revolving Facility; and (5) deliver a weekly status report to the agent regarding the status of all actions taken to seek such financing commitment.

On April 6, 2015, the Borrowers entered into the Fifth Amendment to Amended and Restated Revolving Credit and Security Agreement and Forbearance Agreement (the “Fifth Revolving Facility Amendment”) to, among other things, (1) amend the maturity date of the Revolving Facility from March 31, 2015 to May 31, 2015; (2) amend the capital expenditures covenant to limit capital expenditures to $350,000 for the period January 1, 2015 through May 31, 2015; (3) increase the Applicable Margin for revolving advances to 6.50% (from 5.50%); and (4) reduce the maximum amount for revolving advances to $13,500,000 (from $15,000,000).

In addition, the Fifth Revolving Facility Amendment provides that during the period beginning March 31, 2015 and ending on the earlier of (a) the occurrence of a Termination Event (as defined in the Fifth Revolving Facility Amendment) or (b) 5:00 pm Houston time on May 31, 2015, the lenders under the Revolving Facility agree to forbear from commencing any Enforcement Action (as defined in the Fifth Revolving Facility Amendment) as a result of certain Existing Defaults (as defined in the Fifth Revolving Facility Amendment) or Borrowers’ failure to comply with either the fixed charge coverage ratio covenant or minimum EBITDA covenant in the Revolving Credit Agreement for the quarter ended March 31, 2015, so long as the Borrowers (1) have at least $5,000,000 in EBITDA, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120, less principal payments, previously made to Stephen Cope); (2) have a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120, less principal payments, previously made to Stephen Cope); (3) furnish the agent and lenders with a Forbearance Compliance Certificate, in form and substance reasonably acceptable to the agent and lenders, within thirty days after the

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

11. Debt and Redeemable Preferred Stock  – (continued)

end of each month; and (4) diligently pursue options that would cause or enable the repayment in full of all obligations under the Revolving Facility, including by pursuing a financing commitment from a third party financing source.

The Fifth Revolving Facility Amendment also provides that the agent under the Revolving Facility may take action to preserve its rights in the collateral securing the Revolving Facility, decrease or increase any advance rates from time to time in agent’s credit judgment, or increase, modify the amount, timing or purpose of any reserves as agent deems proper from time to time in agent’s credit judgment.

In connection with the Fourth and Fifth Revolving Facility Amendments described above, the Borrowers (1) are required to continue to comply with the 2015 cost reduction plan approved by the Company’s Board of Directors and (2) were required to affirm and acknowledge the imposition of a $500,000 reserve against availability under the Revolving Facility (as of November 13, 2014) and the imposition of an additional reserve in the amount of $50,000 on November 17 and each week thereafter until such time as the agent may determine in its sole Credit Judgment (as defined in the Revolving Facility).

As of December 31, 2014, the outstanding borrowings and amount available under the revolving credit facility was $13.5 million and $1.4 million, respectively. The interest rate at December 31, 2014 was 7.75%.

Additionally, the lender assesses a “Lenders fee” of 0.375% on the unused portion of the revolving credit facility.

The Company is permitted to make voluntary prepayments with respect to the Revolving Facility at any time and may terminate or reduce the commitments under the Revolving Facility after meeting certain notice requirements. However, in connection with any voluntary reduction or termination of the commitments the Company are required to pay a fee in an amount equal to 3.0% of any reduction during the first year of the Revolving Facility, 2.0% of any reduction during the second year of the Revolving Facility and 1.0% of any reduction during the third year of the Revolving Facility.

The Company is required to use insurance proceeds and the net cash proceeds from any asset sale to prepay revolving loans made under the Revolving Facility. In addition, if a default exists under the Revolving Facility, the Company is required to use the net cash proceeds of certain equity and debt issuances and certain receipts received outside of the ordinary course of business to prepay revolving loans made under the Revolving Facility. Such prepayments do not result in a mandatory reduction of the commitments and can be reborrowed to the extent that borrowings are then permitted under the Revolving Facility.

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

$20.0 Million Term Loan Facility

On December 14, 2012, we entered into a four year term loan and security agreement with Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P., as lenders, and Elm

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

11. Debt and Redeemable Preferred Stock  – (continued)

Park Capital Management, LLC, as administrative agent, which provides for a $20.0 million four year senior secured second-lien term loan facility (the “Term Facility”). This term loan and security agreement was amended on April 9, 2013.

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

On March 31, 2014, the Borrowers entered into the Third Amendment to the Term Facility to, among other things, (1) amend the maturity date of the Term Facility from September 30, 2014 to June 30, 2015, (2) insert a covenant regarding the fixed charge coverage ratio, (3) amend (a) the minimum EBITDA financial covenant and (b) the capital expenditures financial covenant, (4) amend the term loan repayment schedule in the Term Facility and (5) amend the PIK interest provision in the Term Facility to increase such interest from 2.00% to 4.00% (unless the Borrower’s total leverage ratio is less than 3:50:1:00, in which case such interest shall accrue at a rate of 2:00%).

On December 31, 2014, the Borrowers entered into the Fourth Amendment to Term Loan and Security Agreement and Forbearance Agreement (the “Fourth Term Loan Amendment”) to, among other things, (1) amend the maturity date of the Term Facility from June 30, 2015 to September 30, 2015; (2) amend the capital expenditures covenant to limit capital expenditures to not greater than (a) $2,000,000 for the twelve months ended December 31, 2014, (b) $300,000 for the three months ended March 31, 2014 and (c) $500,000 for the nine months ended September 30, 2015; and (3) add a new covenant requiring that with respect to the Borrowers’ rig yard division business, for the period of 90 consecutive days ending March 31, 2015, and for each period of 90 consecutive days ending on the last day of any month ending thereafter, the Borrowers not incur operating losses in an aggregate amount exceeding $400,000 in any such 90 consecutive day period.

In addition, the Fourth Term Loan Amendment provides that during the period beginning December 31, 2014 and ending on the earlier of (a) the occurrence of a Termination Event (as defined in the Fourth Term Loan Amendment) or (b) 5:00 pm Dallas time on March 31, 2015, the lenders under the Term Facility agree to forbear from commencing any Enforcement Action (as defined in the Fourth Term Loan Amendment) as a result of certain Existing Defaults (as defined in the Fourth Term Loan Amendment) or the Borrowers’ failure to comply with either the fixed charge coverage ratio covenant or minimum EBITDA covenant in the Term Loan Agreement for the quarters ended December 31, 2014 or March 31, 2015, so long as the Borrowers (1) have at least $5,000,000 in EBITDA, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120 previously made to Stephen Cope); (2) have a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120 previously made to Stephen Cope); (3) furnish the agent and lenders with a Forbearance Compliance Certificate, in form and substance reasonably satisfactory to the agent and lenders, within thirty days after the end of each month; (4) diligently pursue a financing commitment from a third party financing source, the

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

11. Debt and Redeemable Preferred Stock  – (continued)

proceeds of which will be used to repay all obligations under the Revolving Facility; and (5) deliver a weekly status report to the agent regarding the status of all actions taken to seek such financing commitment.

On April 6, 2015, the Borrowers entered into the Fifth Amendment to Term Loan and Security Agreement and Forbearance Agreement (the “Fifth Term Loan Amendment”) to, among other things, (1) amend the maturity date of the Term Facility from September 30, 2015 to November 30, 2015; and (2) amend the capital expenditures covenant to limit capital expenditures to $350,000 for the period January 1, 2015 through May 31, 2015.

In addition, the Fifth Term Loan Amendment provides that during the period beginning March 31, 2015 and ending on the earlier of (a) the occurrence of a Termination Event (as defined in the Fifth Term Loan Amendment) or (b) 5:00 pm Houston time on May 31, 2015, the lenders under the Term Facility agree to forbear from commencing any Enforcement Action (as defined in the Fifth Term Loan Amendment) as a result of certain Existing Defaults (as defined in the Fifth Term Loan Amendment) or the Borrowers’ failure to comply with either the fixed charge coverage ratio covenant or minimum EBITDA covenant in the Term Loan Agreement for the quarter ended March 31, 2015, so long as the Borrowers (1) have at least $5,000,000 in EBITDA, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120, less principal payments, previously made to Stephen Cope); (2) have a fixed charge coverage ratio of at least 1.0 to 1.0, measured monthly on a trailing twelve-month basis (with an add-back for a one-time severance payment of $2,520,120, less principal payments, previously made to Stephen Cope); (3) furnish the agent and lenders with a Forbearance Compliance Certificate, in form and substance reasonably acceptable to the agent and lenders, within thirty days after the end of each month; and (4) diligently pursue options that would cause or enable the repayment in full of all obligations under the Revolving Facility, including by pursuing a financing commitment from a third party financing source.

The Fifth Term Loan Amendment also provides that the agent under the Term Facility may take action to preserve its rights in the collateral securing the Term Facility.

In connection with the Fourth and Fifth Term Loan Amendments described above, the Borrowers are required to continue to comply with the 2015 cost reduction plan approved by the Company’s Board of Directors.

Loans under the Term Facility bear interest, at the Borrowers' option, at a rate equal to the adjusted LIBOR rate or an alternate base rate, in each case, subject to a floor and a spread. This interest is paid in cash and the cash interest rate at December 31, 2014 was 12%. In addition to the cash interest rate, all loans bear additional pay-in-kind (PIK) interest, which was 4% and 2% per annum, at December 31, 2014 and 2013, respectively.

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

The Company is required to make quarterly principal payments with respect to the Term Facility of $300,000 for each of the first two quarters of 2015 with a final balloon payment (inclusive of PIK interest) of $19.3 million on November 30, 2015. In addition, the Company is required to make mandatory prepayments in connection with specified events, including certain asset sales, debt issuances, equity issuances, casualty and condemnation events and the receipt of extraordinary proceeds, as well as an annual mandatory prepayment in an amount equal to 50% of certain excess cash flow for the previous year.

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

11. Debt and Redeemable Preferred Stock  – (continued)

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

The Term Facility contains representations and warranties and affirmative and negative covenants, including restrictions on indebtedness, investments, sales of assets, mergers and consolidations, liens and dividends and other distributions. In addition, the Term Facility includes financial covenants, including minimum net worth, minimum fixed charge coverage ratio, minimum liquidity test, minimum EBITDA, maximum total leverage ratio and a limitation on capital expenditures. The Term Facility has cross-default provisions with the $20.0 million Revolving Credit Facility and also includes customary events of default, including upon a change of control.

$2.1 Million Promissory Note

On April 7, 2014, we issued a $2.1 million promissory note to Stephen Cope, our former CEO, which provided for bi-weekly installment payments of $40,614 until the note is paid in full. Interest accrues on the note at the rate of 9% per annum and interest on all past due amounts at the rate of 18% per annum. All interest shall accrue and be paid at maturity. Notwithstanding the foregoing, upon the earlier of (i) April 7, 2016 or (ii) the later to occur of (x) the date the Company determines that it would have had, after paying the note in full, liquidity of at least $5 million on each of two consecutive months’ end and (y) the date the Company has contracted backlog for drilling rigs and related equipment (1) of at least $75 million or (2) of $60 million (excluding the electrical segment’s contracted backlog), then the entire amount of such note shall become due and payable. In addition, a mandatory prepayment on the note in the amount of $250,000 was due on the date, after March 31, 2014, when the Company has received deposits of at least $5.0 million for contracted backlog for drilling related equipment. During the third quarter of 2014, the Company met the criteria requiring the mandatory prepayment in the amount of $250,000 and such payment was made on August 21, 2014. This note is prepayable at any time without payment of any premium or fee.

$0.4 Million Promissory Note

On April 7, 2014, we issued a $0.4 million promissory note to Stephen Cope, our former CEO, which provides for bi-weekly installment payments of $7,849 until the note is paid in full. Notwithstanding the foregoing, on April 8, 2016, all unpaid principal shall be due and payable. The note does not accrue interest and is prepayable at any time without payment of any premium or fee.

Compliance with Debt Covenants

At December 31, 2014 we were in compliance with all of our debt covenants related to our long term debt and financing arrangements.

As of December 31, 2014, future principal payments of debt are as follows (in thousands):

Years Ending December 31,	Debt
2015	$37,814
2016	1,346
2017	—
$39,160

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

12. Income Taxes

The Company is organized as a corporation and files a consolidated income tax return.

Income tax expense consisted of (in thousands):

	December 31,
	2014	2013
Current
State	$49	$2
Federal	16	68
	65	70
Deferred
State	—	30
Federal	—	3,843
	—	3,873
Total	$65	$3,943

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as operating loss and tax credit carryforwards. The tax effects of these temporary differences and carryforwards were (in thousands):

	December 31,
	2014	2013
Deferred tax assets
Deferred tax asset-current
Allowance for bad debt	$164	$258
Warranty reserve	142	87
Accrued wages	652	554
Vacation allowance	31	93
Inventory allowance	78	121
Deferred tax asset – current	1,067	1,113
Valuation allowance	(1,017)	(980)
Deferred tax asset-current, net of valuation allowance	50	133
Deferred tax asset – long term
Intangibles	1,748	1,512
Paid in-kind interest	417	—
Fixed assets	(175)	(289)
Unrealized gain on warrants	—	(293)
Other	28	26
Net operating loss carryforwards and credits	2,016	2,637
Deferred tax asset – long term	4,034	3,593
Valuation allowance	(4,084)	(3,726)
Deferred tax assets (liabilities) – long-term, net of valuation allowance	$(50)	$(133)

We have a tax benefit of US net operating loss (“NOL”) carryforwards of $5.9 million that is available to offset future taxable income through December 31, 2034. The US NOL carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code.

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

12. Income Taxes  – (continued)

The following table summarizes the differences between income tax expense based on the Company’s effective tax rate and the federal statutory rate of 34%:

	December 31,
	2014	2013
Income tax benefit at statutory rate	$(272)	$(1,264)
State taxes, net of benefit	13	(8)
Non-deductible transactions costs	—	502
Permanent differences and other	(71)	7
Valuation allowance	395	4,706
Tax expense	$65	$3,943

13. Defined Contribution Plans

The Company has a 401k plan for eligible employees; however during the years ended December 31, 2014 and 2013, we did not make any contributions to the plan.

14. Related Party Transactions

We have engaged in related party transactions with entities owned by our principal stockholder who is also our Vice Chairman of the Board of Directors. The Company has an operating lease for a 51,000 square foot facility/20 acre yard for its production and rig-up facility with SDC Black Hole, LP (“Black Hole”) which commenced on May 31, 2006. Black Hole is 100% owned by our principal stockholder and Vice Chairman of the Board of Directors. The initial monthly lease rate is $30 thousand and increases approximately 9.5% per year. The lease is for a five year term and expired on May 31, 2011. On June 1, 2011, the operating lease was renewed for 5 additional years. The initial monthly rate is $45 thousand and increases approximately 7.6% per year. On December 14, 2012, the term of the lease was amended and currently expires on December 31, 2017. Total expense relating to this lease agreement amounted to $593 thousand and $608 thousand for the years ended December 31, 2014 and 2013.

The Company has an operating lease for an additional 12 acres of land adjacent to our facility with Ideco, LLC (“Ideco”) which commenced on April 1, 2008 for a five year term. Ideco is 33% owned by our principal stockholder and Vice Chairman of the Board of Directors and 67% owned by other stockholders. The initial monthly lease rate is $21 thousand and increases approximately 9.5% per year. On December 14, 2012, the term of the lease was amended and currently expires on December 31, 2017. Total expense relating to this lease agreement amounted to $392 thousand and $382 thousand for the years ended December 31, 2014 and 2013, respectively.

The Company entered into an operating lease for 7,230 square foot facility for its corporate office with 9th Green LLC (“9th Green”) which commenced on February 1, 2011. 9th Green is 50% owned by our principal stockholder and Vice Chairman of the Board of Directors and 50% owned by a second stockholder. The initial monthly lease rate is $15 thousand and increases approximately 9.3% per year. On December 14, 2012, the term of the lease was amended and currently expires on December 31, 2017. Total expense relating to this lease agreement amounted to $226 thousand and $212 thousand for the years ended December 31, 2014 and 2013, respectively.

The Company is required to pay International Drilling Equipment Company, LLC (“International”) royalties for each mast and each substructure that we manufacture. International is 50% owned by our principal stockholder and Vice Chairman of the Board of Directors and the other 50% is owned by a second stockholder. On December 14, 2012, International agreed to reduce the royalty payments from $25,000 to $12,500 for each mast and for each substructure. While our Vice Chairman of the Board of Directors owns 50% of International, he agreed to waive his right to receive any royal payments from us. Any royalty

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

14. Related Party Transactions  – (continued)

payments to International will be distributed to the other stockholder of International. Total royalty payments made by the Company to International for the years ended December 31, 2014 and 2013 were $27 thousand and $13 thousand, respectively.

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

In March 2015, the Company and Drillmec entered into a Compromise Settlement and Release of All Claims agreement. Pursuant to the agreement, the Company paid Drillmec $100 thousand and has been released from all claims relating to this lawsuit. In connection with our assessment that it was probable that a settlement would be reached in 2015, we recorded a net charge in the accompanying consolidated statement of operations in the amount of $25 thousand for the year ended December 31, 2014, consisting of a $100 thousand litigation accrual, partially offset by a $75 thousand insurance recovery receivable.

On February 28, 2014, Sidewinder Drilling Inc. filed a lawsuit in the 269th Judicial District Court in Harris County, Texas (Sidewinder Drilling Inc. v. Oil County Engineering Services, LTD., HYCO Canada U.L.C., and Integrated Drilling Equipment Company Holdings, Inc.). In the lawsuit, Sidewinder is seeking a judicial declaration that IDE is contractually responsible for all of the damages caused by the dropped mast on Rig 103 because “Delivery” of Rig 103 had not occurred at the time of the Rig 103 dropped mast incident. We intend to defend this litigation vigorously. This case is in the preliminary stages and it is too early to predict an outcome and therefore no provision has been recorded at December 31, 2014, for any potential liability arising from this litigation.

On March 26, 2015, Steve Cope, the Vice Chairman of our Board of Directors and our former CEO, filed a lawsuit in the 410th Judicial District Court in Montgomery County, Texas (Steve Cope v. Integrated Drilling Equipment Company Holdings, Inc. a/k/a Integrated Drilling Equipment Company Holdings Corp.) against Integrated Drilling Equipment Company Holdings, Inc. Mr. Cope alleges that the Company has defaulted on three separate payment obligations owed to him. These payment obligations were entered into in connection

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

15. Commitments and Contingencies  – (continued)

with the Settlement Agreement and General Release (the “Settlement Agreement”) that the Company entered into with Mr. Cope on April 7, 2014, that settled any and all disagreements between the parties, including any claims arising from Mr. Cope’s employment agreement as it related to his service as Chief Executive Officer of the Company. In connection with the Settlement Agreement, we issued two promissory notes dated April 7, 2014 to Mr. Cope, one in the amount of approximately $2.1 million and one in the amount of approximately $400,000, and we also agreed to pay him approximately $300,000 in satisfaction of certain deferred payments upon satisfaction of certain conditions. Mr. Cope seeks recovery of all principal and past due interest on these payment obligations as well as attorneys’ fees and costs.

Pursuant to our current forbearance agreements with the lenders under our revolving credit facility and term loan facility, we are prohibited from making any payments on the two promissory notes issued to Mr. Cope. Payments on the two promissory notes issued to Mr. Cope would create an event of default and the lenders under our revolving credit facility and term loan facility could demand payment in full on their outstanding loans. Mr. Cope’s promissory notes are subordinated to the debt under our revolving credit facility and term loan facility. As for the payment of $300,000 for certain deferred items that Mr. Cope is seeking, the Settlement Agreement states that such payment shall not be made unless the Company has received a specific amount of contracted rig orders. The Company has not achieved these conditions and therefore payment has not been made. We intend to defend this litigation vigorously.

From time to time, the Company may be involved in other litigation matters arising in the ordinary course of business. Although the ultimate liability for these matters cannot be determined, based on the information currently available to us, we do not believe that the resolution of these other litigation matters to which we are currently a party would have a material adverse effect on our business, financial condition or results of operation. We maintain liability insurance against certain risks arising out of the normal course of our business, subject to certain self-insured retention limits. We have accruals for certain legal and self-insurance exposures.

Leases

We lease office and production facilities under operating lease agreements with related parties and unrelated third party lessors. Additionally, we lease certain office equipment under capital lease agreements.

Future minimum commitments under the capital lease agreements are as follows (in thousands):

Year Ending December 31,	Capital Leases
2015	$95
2016	87
2017	40
2018	5
Total minimum lease payments	227
Less: Amounts representing interest	13
Present value of minimum lease payments	214
Less: Current portion	90
Total long term portion	$124

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

15. Commitments and Contingencies  – (continued)

Future minimum commitments under the operating lease agreements are as follows (in thousands):

Year Ending December 31,	Operating Leases
2015	$1,349
2016	1,316
2017	1,130
2018	—
Total minimum lease payments	$3,795

The future minimum commitments above include lease payments of $3.3 million between us and related parties (See Note 14).

Rent expense for the years ended December 31, 2014 and 2013 totaled $1.8 million and $2.8 million, respectively.

Employment Agreements

The Company has employment agreements with certain key executives. Two of the employment agreements have a term of three years and one has a term of two years. All of the agreements have a minimum base salary, annual incentive bonuses, and severance provisions. One agreement has an auto allowance. Bonuses are determined based on the Company achieving certain performance objectives. As of December 31, 2014, the total salary compensation and auto allowance due over the remaining term of the agreements was approximately $1.6 million.

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

The accounting policies of our reporting segments are the same as those used to prepare our consolidated financial statements as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013
Revenues
Electrical(1)	$61,478	$61,110
Drilling(2)	28,383	49,210
Intersegment eliminations	(2,567)	(6,572)
Total revenues	87,294	103,748
Segment profit (loss)
Electrical	16,034	12,610
Drilling	(648)	1,262
Total segment profit	15,386	13,872
Corporate expenses	8,732	9,828
Depreciation and amortization expense	2,117	2,162
Impairment of intangible assets	—	858
Interest expense	5,922	5,561
Other	(584)	(820)
Loss before income taxes	$(801)	$(3,717)

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

16. Segment Information  – (continued)

	December 31,
	2014	2013
Assets
Electrical	$20,935	$19,291
Drilling	10,703	6,168
Total segment assets	31,638	25,459
Corporate assets	2,853	3,984
Total assets	$34,491	$29,443
Capital expenditures
Electrical	$323	$184
Drilling	60	117
Total segment capital expenditures	383	301
Corporate capital expenditures	—	45
Total capital expenditures	$383	$346

(1)	Includes $2.6 million and $6.4 million of intersegment transactions for the years ended December 31, 2014 and 2013, respectively.
(2)	Includes $2 thousand and $202 thousand of intersegment transactions for the years ended December 31, 2014 and 2013, respectively.

Revenues by Geographic Area:

	Years Ended December 31,
	2014	2013
United States	$79,648	$103,224
Outside the United States	7,646	524
Total revenues	$87,294	$103,748

The Company categorizes its revenues geographically based on the location to which our products are shipped or services are performed.

Assets by Geographic Area:

We do not have any foreign offices or facilities and all of our assets are geographically located in the United States.

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

17. Common Stock and Warrants

Common Stock

On December 14, 2012, we issued 5,575,671 shares of our common stock to the former IDE stockholders. We have withheld 750,000 of these shares on behalf of the former IDE stockholders to satisfy any indemnification claims we have under the Merger Agreement. Depending on the amount of the indemnification claims that we may make, we will distribute the remaining 750,000 additional shares to the former IDE stockholders. In addition, if the trading price of our common stock exceeds certain thresholds before December 14, 2017, we will distribute up to 5,250,000 shares to the former IDE stockholders. Specifically:

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

Common Stock Warrants

In connection with the $20.0 million Term Facility entered into on December 14, 2012, the Company issued Elm Park warrants to purchase 142,484 shares of the Company’s common stock at an exercise price of $0.01 per share. The warrants are exercisable upon issuance and expire ten years from the issuance date. As of the issuance date the fair value of these warrants was estimated to be $1.5 million and has been recorded as deferred financing costs. The deferred financing costs are being amortized to expense over the term of the loan. The warrants were valued on the issuance date using the following assumptions: a risk-free interest rate of 1%, expected volatility of 50%, no expected dividend yield and a term of ten years. Based upon the terms of the Elm Park warrants, they have been classified as a liability at fair value and are adjusted for changes in fair value at each reporting date. All of the warrants issued in connection with the Term Facility were still outstanding as of December 31, 2014.

As part of the units sold in our initial public offering, the Company issued warrants to purchase up to 6,000,000 shares of our common stock (the “Public Warrants”). The Public Warrants have an exercise price of $11.50 per share and if unexercised, expire on December 14, 2017. We may redeem the outstanding Public

Integrated Drilling Equipment Holdings Corp.

Notes to Consolidated Financial Statements
December 31, 2014 and 2013

17. Common Stock and Warrants  – (continued)

Warrants at any time after they become exercisable, in whole and not in part, at a price of $0.01 per warrant, if the last sales price of our shares of common stock equals or exceeds $17.50 per share for any 20 trading days within a 30 trading day period ending three business days before we send the notice of redemption. All of the Public Warrants issued in connection with our IPO were still outstanding as of December 31, 2014.

Unit Purchase Option

In connection with our IPO, we sold to the representative of the underwriters, for $100.00, an option to purchase up to 600,000 units at $15.00 per unit (the “Purchase Option”). The units issuable upon exercise of the Purchase Option consist of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50. This option is currently exercisable on a cashless basis, in whole or in part, and will expire on June 15, 2016. All of the Purchase Options issued in connection with our IPO were still outstanding as of December 31, 2014.

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

18. Subsequent Events

Legal Proceedings

In March 2015, the Company and Drillmec entered into a Compromise Settlement and Release of All Claims agreement. Pursuant to the agreement, the Company paid Drillmec $100 thousand and has been released from all claims relating to the lawsuit filed by Drillmec against the Company and other parties on May 6, 2013, in the 281st Judicial District Court in Harris County, Texas (Drillmec, Inc. v. Integrated Drilling Equipment Company, et al.). In connection with our assessment that it was probable that a settlement would be reached in 2015, we recorded a net charge in the accompanying consolidated statement of operations in the amount of $25 thousand for the year ended December 31, 2014, consisting of a $100 thousand litigation accrual, partially offset by a $75 thousand insurance recovery receivable.

On March 26, 2015, Steve Cope, the Vice Chairman of our Board of Directors and our former CEO, filed a lawsuit in the 410th Judicial District Court in Montgomery County, Texas (Steve Cope v. Integrated Drilling Equipment Company Holdings, Inc. a/k/a Integrated Drilling Equipment Company Holdings Corp.) against Integrated Drilling Equipment Company Holdings, Inc. (See Note 15).

Amendments to Credit Facilities

On April 6, 2015, the Company entered into the Fifth Amendment to the Revolving Facility and the Fifth Amendment to the Term Facility (See Note 11).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) adopted by the Securities Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Our disclosure controls and procedures were developed through a process in which our management applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding the control objectives. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and includes controls and procedures designed to ensure that the information we disclose in our reports is accumulated and communicated to our management to allow timely decisions regarding required disclosure. The design of any system of disclosure controls and procedures is based in part upon various assumptions about the likelihood of future events, and we cannot provide assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Based on the evaluation referred to above, our Principal Executive Officer and Principal Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management, including our principal executive and principal financial officers or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, has conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our assessment under the criteria described above, management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report due to the Company being a “smaller reporting company”.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III.

Item 10.	Directors, Executive Officers, and Corporate Governance

Name	Age	Position
Jim Terry	61	Chief Executive Officer and Director(3)
N. Michael Dion	57	Chief Financial Officer
James N. Mills	77	Chairman of the Board(1)(2)(4)
Stephen Cope	62	Vice Chairman of the Board(4)
Alan B. Menkes	55	Director(4)
Richard Borstmayer	44	Director(1)(2)(4)
Richard N. Marshall	57	Director(1)(2)(4)

(1)	Member of Audit Committee.
(2)	Member of Compensation Committee.
(3)	Class I Director.
(4)	Class II Director.

Biographies of Directors and Executive Officers

Jim Terry has been Chief Executive Officer and a director since July 21, 2014. My. Terry is a Class I director whose term will expire at our 2015 annual meeting of stockholders. Prior to joining the Company, Mr. Terry served as the CEO and President, and was a member of the board of directors of, Particle Drilling Technologies (“PDT”) from January 23, 2006 to August 15, 2014. PDT is a manufacturer of innovative well drilling bits and surface equipment used in drilling hard rock formations. This technology allows the well driller to cut through hard rock formations up to 6X faster than conventional drill bits. Prior to PDT, Mr. Terry served as a consultant to the oil and gas drilling services industry from September 2005 to January 2006, and was the Vice President of Drilling Services at Weatherford International from January 2003 to September 2005. Weatherford International is one of the largest global providers of innovative mechanical solutions, technology and services for the drilling and production sectors of the oil and gas industry. At Weatherford, Mr. Terry led the effort to consolidate, develop and improve the performance of well construction products and services by strategically aligning synergistic product lines in order to improve both their financial and operational performance. From March 1994 until January 2003, Mr. Terry was employed by Halliburton Company, the last three of those years as Director — Advanced Well Construction Systems where he was the lead inventor of a step change advanced well construction system. Prior to joining Halliburton in March 1994, Mr. Terry served as Regional Vice President for Smith International in Singapore. He was responsible for all of Smith’s activities in the Asia Pacific, Middle East and East Africa regions. Mr. Terry began his career at Eastman Whipstock, which was acquired by Baker Hughes in 1990. Following Baker Hughes’ acquisition of Eastman Whipstock in 1990, Mr. Terry joined Smith International. Mr. Terry holds a BA in Business from San Francisco State University. Mr. Terry was appointed to our board of directors pursuant to the Amended and Restated Voting Agreement, dated April 7, 2014, entered into by and among us, our Sponsor and the former IDE stockholders (the “Voting Agreement”).

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

James N. Mills has been Chairman of our board of directors since January 2011. Mr. Mills is a Class II director whose term was scheduled to expire at our 2014 annual meeting of stockholders, however, since we did not hold an annual meeting in 2014 Mr. Mills has remained a member of the board of directors. Mr. Mills also serves as Chairman of the Board and Chief Executive Officer of Mills & Partners, Inc., a management and investment firm that specializes in the acquisition and operation of commercial and industrial manufacturing companies. He has served in this role since the formation of Mills & Partners, Inc. in 1985. At various times Mr. Mills has served as Chairman of the Board and Chief Executive Officer of each of the Mills & Partners portfolio companies, including Clarke Floor Equipment, Palco Industries, Wirekraft Industries, Berg Electronics, Jackson Products, Crain Holdings, International Wire Group, and Viasystems Group. Mr. Mills also previously served on the board of directors of Conner Steel Products, a manufacturer of equipment for the oil and gas industry from June 2006 to May 2011. Mr. Mills has over 40 years of operating experience in senior and corporate level positions with a variety of successful major manufacturing companies. From 1978 to 1985 Mr. Mills was a senior executive of McGraw-Edison Company, a company engaged in the electronic, industrial, commercial, and automotive industries. At McGraw-Edison, he served as Executive Vice President of the Industrial, Power Systems and Service sectors, where he was responsible for $1.1 billion of corporate revenue, President of the Industrial Group and President of the Bussmann Division, where he led a major corporate divestiture program that resulted in the sale of 15 operating companies with combined sales of over $1 billion. From 1977 to 1978, Mr. Mills served as Executive Vice President of the Admiral Group of Rockwell International and as President and Chief Executive Officer of Litton Industries’ Royal Typewriter Division. He attended the University of Missouri, majoring in Business Administration. Following the Merger, Mr. Mills serves as a Class II director pursuant to the Voting Agreement.

Stephen Cope has been a director since December 2012 and Vice Chairman of our board of directors since April 14, 2014. Mr. Cope is a Class II director whose term was scheduled to expire at our 2014 annual meeting of stockholders, however, since we did not hold an annual meeting in 2014 Mr. Cope has remained a member of the board of directors. Mr. Cope served as our Chief Executive Officer from December 14, 2012 until April 14, 2014. Prior to the Merger, Mr. Cope was IDE’s Chairman and Chief Executive Officer since the founding of IEC, a division of IDE, in 1991. Under his leadership, IDE grew to almost $300 million in revenue while enhancing and developing new product lines and global strategies. Mr. Cope began his oilfield career in 1976 with Rig-A-Lite Co. where he was responsible for worldwide products and distributor sales. Mr. Cope has extensive contacts and experience in both the U.S. drilling industry and in international drilling operations. Mr. Cope served four years in the United States Marine Corps from 1969 to 1971. Mr. Cope attended San Jacinto College in Houston, Texas. Mr. Cope was appointed to our board of directors pursuant to the Voting Agreement.

Alan B. Menkes has been a director since January 2011. Mr. Menkes is a Class II director whose term was scheduled to expire at our 2014 annual meeting of stockholders, however, since we did not hold an annual meeting in 2014 Mr. Menkes has remained a member of the board of directors. Prior to the Merger, he served as our Chief Executive Officer since January 2011. Over a 25-year career in the private equity business, Mr. Menkes has played a lead role in 21 platform transactions and more than 50 add-on acquisitions totaling approximately $1 billion in equity capital and almost $7 billion in total enterprise value. From 2009 to 2011, Mr. Menkes was a Managing Partner of G2 Investment Group, a diversified financial services firm. From 2007 to 2009, he was a partner at Enterprise Infrastructure Ventures, a real estate investment firm focused on acquiring and developing data centers and other mission-critical real estate assets. From 2002 to the present, Mr. Menkes has also been the Managing Partner of Empeiria Capital LLC, a private equity firm he co-founded. From 1999 to 2002, he was Co-Director of Private Equity and a member of the Executive Committee of Thomas Weisel Partners, an investment banking and investment management firm focused on growth sectors. From 1992 to 1998, Mr. Menkes was a Vice President and partner at Hicks, Muse, Tate & Furst Inc., a leveraged buyout firm. Prior to Hicks Muse, he was with The Carlyle Group, a global alternative investment manager, from its founding in 1987 to 1992. Mr. Menkes currently serves on the board of directors of CS Technology, a private IT consulting firm focused on data centers and physical IT infrastructure. He previously served on the board of directors of Conner Steel Products, a private manufacturer of equipment for the oil and gas industry, from June 2006 to May 2011, and Stellent, Inc., a publicly-traded software company, from January 2004 to December 2006. Since August 2011, Mr. Menkes has served on the board of directors of BGS Acquisition Corp, a blank check company. He graduated Phi Beta Kappa from the University of Virginia, where he earned his B.A. in Economics with Highest Distinction. Mr. Menkes earned an M.B.A. with Distinction from the Wharton School at the University of Pennsylvania. Following the Merger, Mr. Menkes serves as a Class II director pursuant to the Voting Agreement.

Richard Borstmayer has been a director since August 2013. Mr. Borstmayer is a Class II director whose term was scheduled to expire at our 2014 annual meeting of stockholders, however, since we did not hold an annual meeting in 2014 Mr. Borstmayer has remained a member of the board of directors. From April 2010 to present, Mr. Borstmayer served as the General Manager of Engineering and Operations at GeoSouthern Energy Company, an oil and gas exploration company located in The Woodlands, Texas. Mr. Borstmayer also served on the Board of Directors at GeoSouthern until its sale to Devon Energy in March 2014. From March 2008 to March 2010, Mr. Borstmayer was the Director of Drilling operations at Milagro Exploration Company, an oil exploration company located in Houston Texas. From March 2001 to February 2008, Mr. Borstmayer held drilling manager operational roles with increasing responsibilities at Anadarko Petroleum Corporation, a Houston, Texas based energy company. From May 1998 to March 2001, Mr. Borstmayer was the Drilling Operations Superintendent for Basic Resources International, an oil and gas exploration company located in Guatemala, Central America. From May 1990 to May 1998, Mr. Borstmayer held drilling operational roles with increasing responsibilities for Union Pacific Resources at various operations in Texas. Mr. Borstmayer received a Bachelor of Science in petroleum engineering from Texas A&M University in 1992. Mr. Bortsmayer was appointed to our board of directors pursuant to the Voting Agreement.

Richard N. Marshall has been a director since August 2013. Mr. Marshall is a Class II director whose term was scheduled to expire at our 2014 annual meeting of stockholders, however, since we did not hold an annual meeting in 2014 Mr. Marshall has remained a member of the board of directors. From November 2006 through March, 2012, Mr. Marshall served as the Senior Vice President and Chief Financial Officer of Southern Union Company, a diversified natural gas company headquartered in Houston, Texas and engaged primarily in the transportation, storage, gathering, processing and distribution of natural gas. From 2001 through November, 2006, Mr. Marshall served as Vice President and Treasurer of Southern Union Company. Prior to 2001, Mr. Marshall served as Vice President and Treasurer of PG Energy, a natural gas local distribution company located in Northeastern Pennsylvania. Mr. Marshall received a Bachelor of Science in accounting from Wilkes University in 1980. Mr. Marshall was appointed to our board of directors pursuant to the Voting Agreement.

Board of Directors

Classes of Directors

Our board of directors is divided into two classes with each class serving two-year terms, such that the term of one class expires at each annual meeting of stockholders. Our Class I director is Jim Terry. His term is scheduled to expire at our 2015 annual meeting of stockholders. Our Class II directors are Richard Borstmayer, Richard N. Marshall, Alan B. Menkes, James N. Mills and Stephen Cope. Their terms were scheduled to expire at our 2014 annual meeting of stockholders, however, since we did not hold an annual meeting in 2014 Messrs. Borstmayer, Marshall, Menkes, Mills and Cope have remained as members of the board of directors. At the next annual meeting of stockholders, all of the Class I and Class II director positions will be put up for nomination. However, the term of the Class I director elected at such meeting is expected to expire at the 2017 annual meeting of stockholders whereas the terms of the Class II directors elected at such meeting will expire at the 2016 annual meeting of stockholders.

Effective April 14, 2014, our board of directors was expanded from six to seven members. There is currently a vacancy on the board of directors as a result of the death of Richard Dodson. Mr. Dodson was a valued member of the Company and was serving as our President, Chief Operating Officer and a director at the time of his death. When this vacant board position is filled, such person will be a Class I director.

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

Audit Committee

In connection with the Merger, we formed our Audit Committee and adopted a written charter for the committee. Our Audit Committee met five times during the year ended December 31, 2014. The principal duties and responsibilities of our Audit Committee are:

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

Compensation Committee

In connection with the Merger, we formed our Compensation Committee and adopted a written charter for the committee. The Compensation Committee charter’s was amended and restated effective April 14, 2014. Our Compensation Committee met once during the year ended December 31, 2014. The principal duties and responsibilities of our Compensation Committee are:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who beneficially own more than 10% of any class of our equity securities registered pursuant to Section 12 of the Exchange Act, to file reports of ownership and changes in ownership of our equity securities with the SEC. We believe that, during the year ended December 31, 2014, all Section 16(a) filing requirements applicable to our directors, officers and more than 10% beneficial owners were satisfied except that:

•	Empeiria Investors LLC was late in reporting one transaction and filing one Form 4.
•	Stephen Cope was late in reporting one transaction and filing one Form 4.
•	Richard Bortsmayer was late filing his Form 3 upon being appointed a director of the Company on August 16, 2013.
•	Richard N. Marshall was late filing his Form 3 upon being appointed a director of the Company on August 16, 2013.
•	James N. Mills filed a late Form 4 reporting four transactions.
•	Alan B. Menkes filed a late Form 4 reporting four transactions.
•	N. Michael Dion filed a late Form 4 reporting eight transactions.

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

General Tax Deductibility of Executive Compensation.  We strive to structure our compensation program to comply with Internal Revenue Code Section 162(m). Under Internal Revenue Code Section 162(m), a limitation is placed on tax deductions of any publicly-held corporation for individual compensation to executives of such corporation exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. We intend for our board of directors and compensation committee to generally manage our incentive programs to qualify for the performance-based exemption. Our board of directors also reserves the right to provide compensation that does not meet the exemption criteria if, in its sole discretion, it determines that doing so advances our business objectives.

Travel and Expense Reimbursement Policy.  The Company has a travel and expense reimbursement policy. The policy provides for reimbursement of expenses upon terms and conditions generally consistent with market practices.

Summary Compensation Table

The following table sets forth the compensation paid to our named executive officers during the fiscal years ended December 31, 2014 and 2013.

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation(2)(4) ($)	Total ($)
Jim Terry(1) Chief Executive Officer	2014	148,282	—	—	—	—	—	—	148,282
	2013	—	—	—	—	—	—	—	—
Richard Dodson(3) Former President and Chief Operating Officer	2014	196,990	—	—	—	—	—	—	196,990
	2013	237,959	—	—	—	—	—	8,308	246,267
N. Michael Dion Chief Financial Officer	2014	175,000	—	—	—	—	—	—	175,000
	2013	196,154	—	—	—	—	—	—	196,154
Stephen Cope(5) Former Chief Executive Officer	2014	104,201	—	—	—	—	—	1,219,277	1,323,478
	2013	498,729	—	—	—	—	—	11,077	509,806

(1)	Mr. Terry was appointed Chief Executive Officer of the Company effective July 18, 2014.
(2)	All other compensation in 2013 consisted of auto allowances.
(3)	Mr. Dodson was appointed President and Chief Operating Officer in December 2012, and served in such position until his death on February 25, 2015.
(4)	All other compensation in 2014 consisted of principal payments in connection with the $2.1 million and $0.4 million promissory notes owed to Mr. Cope.
(5)	Mr. Cope was appointed Chief Executive Officer of the Company following the Merger on December 14, 2012, and served in such position until April 14, 2014. Prior to the Merger, Mr. Cope served as Chief Executive Officer of the acquired company, IDE.

Jim Terry began serving as our Chief Executive Officer, effective July 21, 2014. Mr. Terry has an employment agreement for an initial term of three years with automatic annual one-year renewals thereafter unless a written notice of nonrenewal is provided by either party in accordance with the terms of the agreement. Under the terms of his employment agreement, Mr. Terry’s base salary was $360,000 with a guaranteed bonus for 2014 of $65,000 and target annual bonuses of 50% of base salary for 2015 and 2016. All annual bonuses pursuant to his agreement is subject to the formal bonus process and the performance objectives described above in “Short-Term Incentives.”

Pursuant to their employment agreements, Mr. Cope served as our Chief Executive Officer until his employment was terminated on April 14, 2014, and Mr. Dodson served as our President and Chief Operating Officer until his death on February 25, 2015. The agreements provided for an initial term of three years with automatic annual one-year renewals thereafter unless a written notice of nonrenewal was provided by either party in accordance with the terms of the agreement.

Under his employment agreement, Mr. Cope’s base salary was $600,000 and his target annual bonus was 100% of base salary, with guaranteed bonuses of $300,000 for each of 2013, 2014 and 2015. Under his employment agreement, Mr. Dodson’s base salary was $285,000 and his target annual bonus was 100% of base salary. Mr. Cope and Mr. Dodson took voluntary salary reductions in 2013. Therefore, the reported salary in the above table was less than the base salaries as per their respective employment agreements. All annual bonuses pursuant to these agreements are subject to the formal bonus process and the performance objectives described above in “Short-Term Incentives.”

Subject to our board’s subjective assessment of each executive’s individual performance and overall corporate performance, our executives will also be eligible to receive an award of options. Any options are expected to vest ratably over a four year period and to be restricted from being exercised until the closing price of our common stock exceeds $12 for any 20 trading days within a 30-trading day period. Notwithstanding the foregoing, it is expected that any options granted would vest fully and be exercisable upon a change-in-control. No options were granted in 2014 or 2013.

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

As of December 31, 2014, our named executive officers did not hold any outstanding equity awards.

Potential Payments upon Termination or Change-In-Control

Subject in part to Mr. Terry’s release of claims against the Company, upon a termination without “cause” or a resignation by Mr. Terry for “good reason”, Mr. Terry is entitled to the following severance payments and benefits: one year’s base salary, his target annual bonus, and a cash payment equal to 12 months of company COBRA costs, payable in a lump sum, along with accelerated vesting of certain equity awards.

“Cause” is generally defined to include a material breach of the employment agreement, a willful failure to perform the executive’s duties, misconduct materially injurious to us or any of our affiliates, conviction of a felony, gross negligence, fraud or violation of securities laws, alcohol or drug use that continually affects work performance, or a material violation of our policies.

“Good reason” is generally defined to include a material diminution in the executive’s base salary or target annual bonus, a material diminution in the executive’s authorities, duties, responsibilities or corporate role, a relocation of more than 50 miles, or a material breach by us of the employment agreement.

Pursuant to the terms of the employment agreements, each executive agrees to maintain the confidentiality of our proprietary information. Each executive also agrees not to compete with us and not to solicit our employees during employment and for a period of two years thereafter for Mr. Cope and one year thereafter for Mr. Terry.

On April 7, 2014, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Mr. Cope. The Settlement Agreement settled any and all disagreements between the parties, including any claims arising from Mr. Cope’s employment agreement as it relates to his service as Chief Executive Officer of the Company. As part of the Settlement Agreement, Mr. Cope’s employment with the Company terminated on April 14, 2014, although he remains a director and Vice Chair of the Company. As part of the Settlement Agreement, we agreed to pay $292,307 to Mr. Cope and certain entities owned by him in full satisfaction of certain deferred payments, which payments will be paid by us once we have received down payments totaling at least $3 million with respect to contracted rig orders totaling at least $15 million. In addition, we also agreed to pay Mr. Cope an additional $45,000 if our financial statements for the year ending December 31, 2014 reflect EBITDA of at least $10 million, which target was not met and therefore payment was not made.

In connection with the Settlement Agreement and the transactions contemplated therein, we issued two promissory notes dated April 7, 2014, to Mr. Cope. These promissory notes are in satisfaction of any severance payments or benefits owing to Mr. Cope under his employment agreement. The first promissory note, in the amount of $2,111,951, provides for bi-weekly installment payments of $40,614 until the note is paid in full. Interest accrues on the note at the rate of 9% per annum and interest on all past due amounts at the rate of 18% per annum. All interest shall accrue and be paid at maturity. Notwithstanding the foregoing, upon the earlier of (i) April 7, 2016 or (ii) the later to occur of (x) the date the Company determines that it would have had, after paying the note in full, liquidity of at least $5 million on each of two consecutive months’ end and (y) the date the Company has contracted backlog for drilling rigs and related equipment (1) of at least $75 million or (2) of $60 million (excluding the contracted backlog at IEC-Systems, LLC), then the entire amount of such note shall become due and payable. In addition, a mandatory prepayment on the note in the amount of $250,000 was due on the date, after March 31, 2014, that we received deposits of at least $5 million for contracted backlog for drilling rigs and related equipment. During the third quarter of 2014, the Company met the criteria requiring the mandatory prepayment in the amount of $250,000 and such payment was made on August 21, 2014. This note is prepayable at any time without payment of any premium or fee.

The second promissory note, in the amount of $408,169, provides for bi-weekly installment payments of $7,849 until the note is paid in full. Notwithstanding the foregoing, on April 8, 2016, all unpaid principal shall be due and payable. The note does not accrue interest and is prepayable at any time without payment of any premium or fee.

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

The following tables set forth information regarding the beneficial ownership of our equity securities as of March 27, 2015 for:

•	Each of our named executive officers and directors.
•	All of our executive officers and directors as a group.
•	Each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

As of March 27, 2015, there were 8,809,917 shares of our common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the tables have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

In connection with the completion of the Merger, we entered into a voting agreement with our Sponsor and some of our stockholders (together, the “Voting Group”), dated as of December 14, 2012, which Voting Agreement was subsequently amended and restated on April 7, 2014 (as amended and restated, the “Voting Agreement”), creating a group under Rule 13d-3 of the Exchange Act. Each member of the Voting Group has sole dispositive power over the following number of shares of common stock: our Sponsor (1,278,000); Stephen Cope (3,137,867); Kelly Cook (96,025); Lauren Little (96,025); Stephen K. Cope (96,025); Vicki Cope (96,025); SDC Management Services, LLC (40,269); Ronald Moreau (851,839); Eric Storm (534,644); Jeff Sweet (255,241); Richard Dodson (309,759); Bruce Burnham (30,976); and Greg Kimbrough (30,976). The Voting Group has shared voting power with respect to all the shares subject to the Voting Agreement. As a result of entering into the Voting Agreement, each member of the Voting Group may be deemed to beneficially own all of the shares of common stock owned by the members of the Voting Group. The Voting Agreement will automatically terminate upon the earlier of (a) the affirmative vote of (i) the Sponsor and certain related parties holding at least 51% of the shares of common stock subject to such agreement and (ii) the former IDE stockholders holding at least 51% of the shares of common stock subject to such agreement and (b) the date upon which the Sponsor, certain parties related to the Sponsor and the former IDE stockholders, taken together, hold less than 25% of our outstanding common stock. For additional information about the terms and provisions of the Voting Agreement, see “Certain Relationships and Related Transactions — Voting Agreement.” The following table does not reflect the additional shares of common stock that each member of the Voting Group may be deemed to beneficially own as a result of joining the Voting Group.

Information in the tables:

•	Reflects the lapse of restrictions on 709,500 shares of common stock upon the completion of Merger.
•	Reflects the exchange of our Sponsor’s Placement Warrants for 39,000 shares of common stock.
•	Reflects the distribution of 748,500 shares by our Sponsor to its members under the terms of its operating agreement.
•	Reflects that none of the up to 5,250,000 shares that we hold on behalf of the former IDE stockholders that are distributable to the former IDE stockholders upon the satisfaction of certain stock price conditions or a change in control (other than the initial business transaction) within the five-year period following the completion of the Merger have been distributed.

Directors and Named Executive Officers

	Number of Shares of Common Stock Beneficially Owned		Approximate Percentage of Outstanding Shares of Common Stock	Number of Shares of Series A Preferred Stock Beneficially Owned		Approximate Percentage of Outstanding Shares of Series A Preferred Stock	Number of Shares of Series B Preferred Stock Beneficially Owned		Approximate Percentage of Outstanding Shares of Series B Preferred Stock	Number of Shares of Series C Preferred Stock Beneficially Owned		Approximate Percentage of Outstanding Shares of Series C Preferred Stock
Jim Terry(1)	0		—	0		—	0		—	0		—
Stephen Cope(1)	3,178,136	(2)(3)	36.1%	0		—	0		—	0		—
Alan B. Menkes(4)	633,003	(5)	7.2%	5,256	(6)	21.0%	1,051	(6)	21.0%	1,051	(6)	21.0%
N. Michael Dion(1)	374,729	(7)	4.3%	0		—	0		—	0		—
James N. Mills(4)	180,442	(8)	2.0%	0		—	0		—	0		—
Richard Borstmayer(1)	0		—	0		—	0		—	0		—
Richard Marshall(1)	0		—	0		—	0		—	0		—
All directors and executive officers as a group (7 persons)(9)	4,366,310		49.6%	5,256		21.0%	1,051		21.0%	1,051		21.0%

(1)	The business address of each of these beneficial owners is c/o Integrated Drilling Equipment Company Holdings, LLC, 25311 I-45 North, Woodpark Business Center, Bldg. 6, Spring, TX 77380.
(2)	Amount includes 3,137,867 shares of common stock directly owned by Mr. Cope and 40,269 shares of common stock indirectly owned by Mr. Cope attributable to SDC Management, LLC, a Texas limited liability company, which is solely owned by Mr. Cope. All of these shares are subject to the Voting Agreement.
(3)	Pursuant to the Merger Agreement, a portion of the shares of common stock (“Holdback Shares”) to be issued as consideration to the former IDE stockholders were issued to the Company to hold on behalf of the former IDE stockholders and are subject to forfeiture during the eighteen-month period following the Merger to satisfy indemnification claims. The amounts above reflect 427,500 of Holdback Shares which are being held by the Company for the benefit of Mr. Cope. Mr. Cope does not have voting power with respect to these shares.
(4)	The business address of each of these beneficial owners is c/o Empeiria Investors LLC, 142 W. 57th Street, 11th Floor, New York, NY 10019.
(5)	Includes 404,015 shares of common stock owned directly as a result of a transfer made by our Sponsor to Mr. Menkes on May 2, 2011 and the distribution by our Sponsor to Mr. Menkes of shares of common stock that were released from transfer restrictions upon the completion of the Merger. 146,970 of the shares of common stock owned by Mr. Menkes directly are subject to transfer restrictions that will lapse upon the occurrence of any of the following events (the “Restriction Lapse Events”): (a) when the closing price of the shares of common stock exceeds $12.00 for any 20 trading days within a 30-trading day period, (b) when the closing price of the shares of common stock exceeds $13.50 for any 20 trading days within a 30-trading day period, (c) when the closing price of the shares of common stock exceeds $15.00 for any 20 trading days within a 30-trading day period and (d) when the closing price of the shares of common stock exceeds $17.00 for any 20 trading days within a 30-trading day period or earlier, in any case, if we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a merger or other change in the majority of our board of directors or management team in which the Company is the surviving entity. With respect to any shares released from transfer restrictions, our Sponsor is required to distribute them to its members within 60 days of such release. Includes 228,988 shares of common stock beneficially owned by Mr. Menkes indirectly through his membership interest in our Sponsor, Empeiria Investors LLC, by virtue of Mr. Menkes being the managing member of such entity and Mr. Menkes may be deemed to have beneficial ownership over all equity securities owned by our Sponsor. Mr. Menkes has shared voting and dispositive power over the shares held by our Sponsor and he disclaims beneficial ownership over the shares held by our Sponsor except to the extent of his pecuniary interest therein.
(6)	These shares are beneficially owned by Mr. Menkes indirectly through his membership interest in our Sponsor, Empeiria Investors LLC, by virtue of Mr. Menkes being the managing member of such entity and Mr. Menkes may be deemed to have beneficial ownership over all equity securities owned by our Sponsor. Mr. Menkes has shared voting and dispositive power over the shares held by our Sponsor and he disclaims beneficial ownership over the shares held by our Sponsor except to the extent of his pecuniary interest therein.
(7)	Amount includes 173,924 shares of common stock directly owned by Mr. Dion, 154,425 shares of common stock indirectly owned by Mr. Dion attributable to NMD Retirement LLC, a limited liability company, which is solely owned by Mr. Dion, and 46,380 shares of common stock indirectly owned by Mr. Dion attributable to the Dion Family 2011 Trust, the trustee of which is Mr. Dion’s brother and the beneficiaries are Mr. Dion’s children. Mr. Dion has shared voting and investment power over the shares held by the Dion Family 2011 Trust. The 154,425 shares of common stock held by NMD Retirement LLC were acquired by NMD Retirement LLC as a result of a transfer made by our Sponsor to NMD Retirement LLC on May 2, 2011. The 173,924 shares of common stock held by Mr. Dion and the 46,380 shares of common stock held by the Dion Family 2011 Trust were acquired by Mr. Dion and the Dion Family 2011 Trust as the result of a distribution to Mr. Dion and the Dion Family 2011 Trust by our Sponsor of shares of common stock that were released from transfer restrictions upon the completion of the Merger. 123,450 of the shares of common stock held by NMD Retirement LLC are subject to transfer restrictions that will lapse upon the occurrence of further Restriction Lapse Events.
(8)	Amount includes 180,442 shares of common stock beneficially owned by Mr. Mills directly as a result of a transfer made by our Sponsor to Mr. Mills on May 2, 2011 and the distribution by our Sponsor to Mr. Mills of shares of common stock that were released from transfer restrictions upon the completion of the Merger. 56,232 of the shares of common stock owned by Mr. Mills directly are subject to transfer restrictions that will lapse upon the occurrence of further Restriction Lapse Events.
(9)	The directors and executive officers group includes Jim Terry, Stephen Cope, Alan B. Menkes, James N. Mills, N. Michael Dion, Richard Borstmayer and Richard Marshall.

Five Percent Holders

	Number of Shares of Common Stock Beneficially Owned		Approximate Percentage of Outstanding Shares of Common Stock	Number of Shares of Series A Preferred Stock Beneficially Owned	Approximate Percentage of Outstanding Shares of Series A Preferred Stock	Number of Shares of Series B Preferred Stock Beneficially Owned	Approximate Percentage of Outstanding Shares of Series B Preferred Stock	Number of Shares of Series C Preferred Stock Beneficially Owned	Approximate Percentage of Outstanding Shares of Series C Preferred Stock
Voting Group(1)	6,853,671		77.8%	0	—	0	—	0	—
Empeiria Investors LLC(2)	1,278,000	(3)	14.5%	25,000	100%	5,000	100%	5,000	100%
Wexford Capital LP(4)	835,500		8.7%	0	—	0	—	0	—

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

Group is c/o Integrated Drilling Equipment Company Holdings, LLC, 25311 I-45 North, Woodpark Business Center, Bldg. 6, Spring, TX 77380.
(2)	The business address of Empeiria Investors LLC, is 142 W. 57th Street, 12th Floor, New York, NY 10019.
(3)	Shares held by our Sponsor include 1,278,000 shares of common stock, of which 319,500 will be released from transfer restrictions upon the date of each of the following remaining events: (i) when the closing price of the shares of common stock exceeds $12.00 for any 20 trading days within a 30-trading day period, (ii) when the closing price of the shares of common stock exceeds $13.50 for any 20 trading days within a 30-trading day period, (iii) when the closing price of the shares of common stock exceeds $15.00 for any 20 trading days within a 30-trading day period and (iv) when the closing price of the shares of common stock exceeds $17.00 for any 20 trading days within a 30-trading day period or earlier, in any case, if we engage in a subsequent transaction (1) resulting in our stockholders having the right to exchange their shares for cash or other securities or (2) involving a merger or other change in the majority of our board of directors or management team in which the Company is the surviving entity. With respect to any shares released from transfer restrictions, our Sponsor is required to distribute them to its members within 60 days of such release. All 1,278,000 shares of common stock held by our Sponsor are subject to the Voting Agreement.
(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2014, Wexford Capital LP is the investment manager of Wexford Catalyst Trading Limited and Wexford Spectrum Trading Limited (together, the “Wexford Entities”) and by reason of its status as such may be deemed to beneficially own the interest in the securities of which the Wexford Entities possess beneficial ownership. Wexford GP LLC (“Wex GP”) is the general partner of Wexford Capital and by reason of its status as such may be deemed to beneficially own the interest in the securities of which the Wexford Entities possess beneficial ownership. Each of Charles E. Davidson (“Davidson”) and Joseph M. Jacobs (“Jacobs”) may, by reason of his status as a controlling person of Wex GP, be deemed to beneficially own the interests in the securities of which the Wexford Entities possess beneficial ownership. Each of Wexford Capital, Wex GP, Davidson and Jacobs disclaims beneficial ownership of the securities owned by the Wexford Entities except, in the case of Davidson and Jacobs, to the extent of their interests in each member of the Wexford Entities. Wexford Capital has shared voting and dispositive power over 835,500 warrants that are currently exercisable for one share of common stock per warrant; Wex GP has shared voting and dispositive power over 835,500 warrants that are currently exercisable for one share of common stock per warrant; Wexford Spectrum Trading Limited has shared voting and dispositive power over 626,625 warrants that are currently exercisable for one share of common stock per warrant; Wexford Catalyst Trading Limited has shared voting and dispositive power over 208,875 warrants that are currently exercisable for one share of common stock per warrant; Davidson has shared voting and dispositive power over 835,500 warrants that are currently exercisable for one share of common stock per warrant; and Jacobs has shared voting and dispositive power over 835,500 warrants that are currently exercisable for one share of common stock per warrant. The address of each of these reporting persons is c/o Wexford Capital LP, 411 West Putnam Avenue, Greenwich, Connecticut 06830.

Equity Compensation Plan Information

As of December 31, 2014, we did not have any compensation plans (including any individual compensation arrangements) under which our securities were authorized for issuance. We may adopt an equity compensation plan in the future and intend to submit any equity compensation plan to our stockholders for approval.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The following is a summary of transactions that occurred on or were in effect after January 1, 2013 to which we have been a party, or which are currently proposed, in which the amount involved exceeded the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at December 31, 2013 and December 31, 2014, and in which any of our executive officers, directors, beneficial holders of more than 5% of our common stock, or any of such persons immediate family members, had or will have a direct or indirect material interest.

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

Loans From Directors and Officers

In order to meet our working capital needs, certain of our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount the officer or director deems reasonable in his or her sole discretion. The outstanding loan amount may be converted into warrants at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the Placement Warrants. The holders of a majority of these warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to an agreement to be entered into at the time of the loan. The holders of a majority of these securities would have certain “piggy-back” registration rights with respect to registration statements after the loan was made. We will bear the expense incurred with the filing of any such registration statements. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist. There are no loans from our officers or directors currently outstanding.

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

On December 14, 2012, we completed the Merger and issued 4,825,671 shares of our common stock to the former IDE stockholders. We are holding 750,000 additional shares on behalf of the former IDE stockholders to satisfy any indemnification claims we have under the Merger Agreement. Depending on the amount of the indemnification claims that we may make, we will distribute the remaining 750,000 additional shares to the former IDE stockholders. In addition, if the trading price of our common stock exceeds certain thresholds before December 14, 2017, we will distribute up to 5,250,000 shares to the former IDE stockholders including Stephen Cope, our Vice Chairman of the board of directors and former Chief Executive Officer, Richard Dodson, our President, Chief Operating Officer and a director, Kelly Cope, Lauren Little, Steven K. Cope and Vicki Cope. Specifically:

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

Preferred Stock Purchase Agreements

On December 14, 2012, the Company issued 25,000 shares of Series A Preferred Stock to our sponsor at a purchase price of $100 per share or $2.5 million.

On November 14, 2013, the Company issued 5,000 shares of Series C Preferred Stock to our sponsor at a purchase price of $100 per share or $0.5 million.

On November 14, 2013, the Company issued 5,000 shares of Series B Preferred Stock to Stephen D. Cope at a purchase price of $100 per share or $0.5 million. Subsequently, Mr. Cope sold these shares to our Sponsor.

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

IDE Registration Rights Agreement

On December 14, 2012, we entered into a registration rights agreement (the “IDE Registration Rights Agreement”) with the former IDE stockholders including Stephen Cope, our Vice Chairman of the board of directors and former Chief Executive Officer, and Richard Dodson, our former President, Chief Operating Officer and a former director. Former IDE stockholders who own at least 25% of then outstanding securities that are subject to the IDE Registration Rights Agreement (the “IDE Registrable Securities”) are entitled to make a written demand for registration (the “IDE Demand Registration”). The request must be for at least 15% of the then outstanding number of IDE Registrable Securities. We will notify all holders of IDE Registrable Securities of the IDE Demand Registration and such holders will be entitled to include their IDE Registrable Securities in the IDE Demand Registration statement.

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

Voting Agreement

The former IDE stockholders, including Stephen Cope, our Vice Chairman of the board of directors and former Chief Executive Officer, Kelly Cope, Lauren Little, Steven K. Cope, Vicki Cope and Richard Dodson, our former President, Chief Operating Officer and a former director, and our Sponsor entered into the Voting Agreement on December 14, 2012. The Voting Agreement was subsequently amended and restated effective April 14, 2014. The agreement provides that the board of directors will consist of two classes of directors. Class I directors have terms that were scheduled to expire at our 2013 annual meeting of stockholders, however, since we did not hold an annual meeting in 2013, such Class I directors have remained members of the board of directors. Jim Terry is currently our only Class I director. Class II directors have terms that were scheduled to expire at our 2014 annual meeting of stockholders, however, since we did not hold an annual meeting in 2014, such Class II directors have remained members of the board of directors. Alan B. Menkes, James N. Mills, Stephen Cope, Richard Borstmayer and Richard N. Marshall are Class II directors. At the next annual meeting of stockholders, all Class I and Class II director positions will be put up for nomination. However, the term of the Class I directors elected at such meeting is expected to expire at the 2017 annual meeting of stockholders and the term of the Class II directors elected at such meeting is expected to expire at the 2016 annual meeting of stockholders. Pursuant to the Voting Agreement, (i) the former IDE stockholders and our Sponsor each have the right to nominate two directors to our board of directors, (ii) the two directors nominated by the former IDE stockholders have the right to nominate an independent director, (iii) the two directors nominated by our Sponsor have the right to nominate an independent director, and (iv) our Chief Executive Officer shall be nominated as a member of our board of directors. Additionally, each of the former IDE stockholders and our Sponsor has agreed to vote for the others’ nominees. The Voting Agreement also provides that the former IDE stockholders and our Sponsor will cause their director nominees to vote for one of the two candidates proposed by the Compensation Committee to fill the position of Chief Executive Officer formerly held by Stephen Cope. The Voting Agreement does not obligate the Voting Group to vote their shares of common stock in any other way. The Voting Agreement also does not restrict the Voting Group from disposing of their shares in any way.

Settlement Agreement and Related Agreements

On April 7, 2014, we entered into a Settlement Agreement and General Release (the “Settlement Agreement”) with Stephen. Cope, who at that time was our Chief Executive Officer and a director. The Settlement Agreement settled any and all disagreements between the parties, including any claims arising from Mr. Cope’s employment agreement as it relates to his service as Chief Executive Officer of the Company. As part of the Settlement Agreement, Mr. Cope’s employment with the Company terminated on April 14, 2014, although he remains a director and Vice Chair of the Company. As part of the Settlement Agreement, we agreed to pay $292,307 to Mr. Cope and certain entities owned by him in full satisfaction of certain deferred payments, which payments will be paid by us once we have received down payments totaling at least $3 million with respect to contracted rig orders totaling at least $15 million. In addition, we also agreed to pay Mr. Cope an additional $45,000 if our financial statements for the year ending December 31, 2014 reflect EBITDA of at least $10 million, which target was not met and therefore payment was not made.

In connection with the Settlement Agreement and the transactions contemplated therein, we issued two promissory notes dated April 7, 2014, to Mr. Cope. These promissory notes are in satisfaction of any severance payments or benefits owing to Mr. Cope under his employment agreement. The first promissory note, in the amount of $2,111,951, provides for bi-weekly installment payments of $40,614 until the note is paid in full. Interest accrues on the note at the rate of 9% per annum and interest on all past due amounts at the rate of 18% per annum. All interest shall accrue and be paid at maturity. Notwithstanding the foregoing, upon the earlier of (i) April 7, 2016 or (ii) the later to occur of (x) the date the Company determines that it would have had, after paying the note in full, liquidity of at least $5 million on each of two consecutive months’ end and (y) the date the Company has contracted backlog for drilling rigs and related equipment (1) of at least $75 million or (2) of $60 million (excluding the contracted backlog at IEC-Systems, LLC), then the entire amount of such note shall become due and payable. In addition, a mandatory prepayment on the note in the amount of $250,000 was due on the date, after March 31, 2014, that we received deposits of at least $5 million for contracted backlog for drilling rigs and related equipment. During the third quarter of 2014, the Company met the criteria requiring the mandatory prepayment in the amount of $250,000 and such payment was made on August 21, 2014. This note is prepayable at any time without payment of any premium or fee.

The second promissory note, in the amount of $408,169, provides for bi-weekly installment payments of $7,849 until the note is paid in full. Notwithstanding the foregoing, on April 8, 2016, all unpaid principal shall be due and payable. The note does not accrue interest and is prepayable at any time without payment of any premium or fee.

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

Item 14.	Principal Accounting Fees and Services

Principal Accounting Firm Fees

Effective September 18, 2014, our Audit Committee notified PricewaterhouseCoopers LLP (“PwC”) that it had been dismissed as our independent registered public accounting firm. PwC had served as our independent registered public accounting firm since February 8, 2013. On September 23, 2014, our Audit Committee appointed Whitley Penn LLP as our independent registered public accounting firm.

Aggregate fees billed to us for the fiscal years ended December 31, 2014 and 2013 by our current and former independent registered public accounting firms are as follows.

	2014	2013
	(in thousands)
PricewaterhouseCoopers LLP (PwC)(1)
Audit fees(2)	$403.5	$557.5
Audit-related fees(3)	—	—
Tax fees(4)	—	—
All other fees	—	—
	$403.5	$557.5
Whitley Penn LLP(1)
Audit fees(2)	$322.3	$—
Audit-related fees(3)	—	—
Tax fees(4)	—	—
All other fees	—	—
	$322.3	$—

(1)	PwC served as the Company’s registered public accounting firm from February 8, 2013 to September 18, 2014. Whitley Penn has served as the Company’s registered public accounting firm since September 23, 2014.
(2)	“Audit fees” consist of fees billed for professional services rendered for the audit of our year-end financial statements and review of financial statements included in our Form 10-Q and services that are normally provided in connection with regulatory filings.
(3)	“Audit-related fees” consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(4)	“Tax fees” consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

Pre-Approval Policy and Procedures

In accordance with Section 10A(i) of the Exchange Act, before our Company engaged its registered public accounting firm to render audit or non-audit services, the engagement was approved by our board of directors. All of our registered public accounting firm’s fees were pre-approved by the board of directors. Our engagement of Whitley Penn was approved by our Audit Committee. The Audit Committee utilizes a policy pursuant to which the audit, audit-related, and permissible non-audit services to be performed by the registered public accounting firm are pre-approved prior to the engagement to perform such services. Pre-approval is generally provided annually, and any pre-approval is detailed as to the particular service or category of services and is generally limited by a maximum fee amount. The registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

The Audit Committee pre-approved 100% of our 2014 and 2013, respectively, audit fees, audit-related fees, tax fees and all other fees.

PART IV.

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

A list of the financial statements filed as a part of this Annual Report on Form 10-K is set forth in Part II, Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Financial Statement Schedules

Schedule II – Valuation and Qualifying Account

Financial statement schedules not listed above are omitted because the required information is not present, not present in material amounts or is presented within the financial statements.

Exhibits

The exhibits filed or furnished with this Annual Report on Form 10-K are listed in the Exhibit Index below, which Exhibit Index is incorporated herein by reference.

Integrated Drilling Equipment Holdings Corp.
Schedule II — Valuation and Qualifying Accounts
(In thousands)

	Balance at Beginning of Period	Additions / Charged to Expense	Deductions	Other	Balance at End of Period
Year Ended December 31, 2014
Allowance for doubtful accounts	$744	$90	$(361)	$—	$473
Valuation allowance — deferred tax assets	$4,706	$395	$—	$—	$5,101
Year Ended December 31, 2013
Allowance for doubtful accounts	$619	$281	$(156)	$—	$744
Valuation allowance — deferred tax assets	$—	$4,706	$—	$—	$4,706

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of October 19, 2012, by and among Empeiria Acquisition Corp., IDE Acquisition Co., LLC, Integrated Drilling Equipment Company Holdings, Inc., and Stephen Cope, as representative of the stockholders of Integrated Drilling Equipment Company Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 19, 2012).
3.1	Third Amended and Restated Certificate of Incorporation of the Company, effective as of April14, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).
3.3	Amendment to the Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report Form 8-K as filed with the SEC on December 20, 2012).
3.4	Second Amendment to the Bylaws of the Company, effective as of April 14, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
3.5	Certificate of Designation of Series A Preferred Stock of the Company (incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
3.6	Certificate of Designation of Series B Preferred Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013).
3.7	Certificate of Designation of Series C Preferred Stock of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013).
4.1	Warrant Agreement, dated as of June 15, 2011, by and between Empeiria Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
4.2	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
4.4	Common Stock Warrant Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp., Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P. (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
4.5	Specimen Series A Preferred Stock Certificate of the Company (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.1	Investment Management Trust Agreement, dated as of June 15, 2011, by and between Empeiria Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
10.2	Registration Rights Agreement, dated as of June 15, 2011, by and among Empeiria Acquisition Corp. and the securityholders named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).

Exhibit Number	Description
10.3	Letter Agreement, dated as of June 15, 2011, by and among Empeiria Acquisition Corp., Cohen & Company Capital Markets, LLC, Empeiria Investors, LLC, and certain directors and officers of the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
10.4	Second Amended and Restated Unit Subscription Agreement, dated as of June 15, 2011, by and between Empeiria Acquisition Corp. and Empeiria Investors LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
10.5	Securities Subscription Agreement, dated as of January 24, 2011, by and between Empeiria Acquisition Corp. and Empeiria Investors LLC (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on March 4, 2011).
10.6	Amendment No. 1 to Securities Subscription Agreement, dated as of June 15, 2011, by and between Empeiria Acquisition Corp. and Empeiria Investors LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
10.7	Form of Indemnity Agreement by and among the Company and officers and directors of the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).
10.8	Underwriting Agreement, dated as of June 15, 2011, by and between Empeiria Acquisition Corp. and Cohen & Company Capital Markets, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K as filed with the SEC on June 21, 2011).
10.9#	Amended and Restated Employment Agreement, dated as of October 19, 2012, by and between Integrated Drilling Equipment Company Holdings, Inc. and Stephen Cope (incorporated by reference to Exhibit (d)(4) to the Company’s Schedule TO as filed with the SEC on October 19, 2012).
10.10#	Employment Agreement, dated as of October 19, 2012, by and between Integrated Drilling Equipment Company Holdings, Inc. and Richard Dodson (incorporated by reference to Exhibit (d)(6) to the Company’s Schedule TO as filed with the SEC on October 19, 2012).
10.11#	Employment Agreement, dated as of July 18, 2014, between Integrated Drilling Equipment Holdings Corp. and James Terry (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 23, 2014).
10.12	Form of Lock-up Agreement by and among Empeiria Acquisition Corp. and certain stockholders of Integrated Drilling Equipment Company Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.13	Registration Rights Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp. and certain former stockholders of Integrated Drilling Equipment Company Holdings, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.14	Voting Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp., Empeiria Investors LLC, Stephen Cope, and certain former stockholders of Integrated Drilling Equipment Company Holdings, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).

Exhibit Number	Description
10.15	Amended and Restated Voting Agreement, dated as of April 7, 2014, by and among Integrated Drilling Equipment Holdings Corp., Empeiria Investors LLC, Stephen D. Cope, and certain former stockholders of Integrated Drilling Equipment Company Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
10.16	Termination & Intellectual Property Assignment Agreement, dated as of December 14, 2012, by and among International Drilling Equipment Company LLC, Integrated Drilling Equipment Company and Integrated Drilling Equipment, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.17	First Amendment to Commercial Lease, dated as of December 14, 2012, by and between 9th Green LLC and Integrated Drilling Equipment Co. (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.18	First Amendment to Commercial Lease, dated as of December 14, 2012, by and between IDECO LLC and Advanced Rig Services LLC (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.19	First Amendment to Commercial Lease, dated as of December 14, 2012, by and among SDC Blackhole LP, Advanced Rig Services LLC and Integrated Drilling Equipment Co. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.20	Term Loan and Security Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp., Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, Elm Park Capital Management, LLC., Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P. (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.21	First Amendment to Term Loan and Security Agreement, dated as of April 9, 2013, among Integrated Drilling Equipment Holdings Corp. (formerly Empeiria Acquisition Corp.), Integrated Drilling Equipment, LLC, and Integrated Drilling Equipment Company Holdings, LLC, and Elm Park Capital Management, LLC. As agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2013).
10.22	Second Amendment to Term Loan and Security Agreement, dated October 17, 2013, among Integrated Drilling Equipment Holdings Corp., Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, and Elm Park Capital Management, LLC. as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 23, 2013).
10.23	Third Amendment to Term Loan and Security Agreement, dated March 31, 2014, among Integrated Drilling Equipment Holdings Corp., Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, the lenders party thereto, and Elm Park Capital Management, LLC, as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2014).
10.24	Fourth Amendment to Term Loan and Security Agreement and Forbearance Agreement, dated December 31, 2014, among Integrated Drilling Equipment Holdings Corp., Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, the lenders party thereto, and Elm Park Capital Management, LLC as agent for the lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 6, 2015).

Exhibit Number	Description
10.25	Registration Rights Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp., Elm Park Credit Opportunities Fund, L.P. and Elm Park Credit Opportunities Fund (Canada), L.P. (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.26	Amended and Restated Revolving Credit and Security Agreement, dated as of December 14, 2012, by and among Empeiria Acquisition Corp., Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, and PNC Bank, National Association (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K as filed with the SEC on December 20, 2012).
10.27	First Amendment to Amended and Restated Revolving Credit and Security Agreement, dated April 9, 2013, among Integrated Drilling Equipment Holdings Corp. (formerly Empeiria Acquisition Corp.), Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC. and PNC Bank, National Association as agent for the lenders (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2013).
10.28	Second Amendment to Amended and Restated Revolving Credit and Security Agreement, dated October 17, 2013, among Integrated Drilling Equipment Holdings Corp. (formerly Empeiria Acquisition Corp.), Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC. and PNC Bank, National Association as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on October 23, 2013).
10.29	Third Amendment to Amended and Restated Revolving Credit and Security Agreement, dated March 31, 2014, among Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment Holdings Corp., and PNC Bank, National Association as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2014).
10.30	Fourth Amendment to Amended and Restated Revolving Credit and Security Agreement and Forbearance Agreement, dated December 31, 2014, among Integrated Drilling Equipment, LLC, Integrated Drilling Equipment Company Holdings, LLC, Integrated Drilling Equipment Holdings Corp., and PNC Bank, National Association as agent for the lenders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on January 6, 2015).
10.31	Form of Contract for the Acquisition of a Modular Drilling Unit, dated as of March 21, 2013, among Integrated Drilling Equipment LLC, IDE Perforación México, S. de R.L. de C.V., and Integrated Trade Systems, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on May 15, 2013).
10.32	Stock Purchase Agreement, dated as of November 14, 2013, by and between Integrated Drilling Equipment Holdings Corp. and Empeiria Investors LLC (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013).
10.33	Stock Purchase Agreement, dated as of November 14, 2013, by and between Integrated Drilling Equipment Holdings Corp. and Stephen D. Cope (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q as filed with the SEC on November 14, 2013).
10.34	Settlement Agreement and General Release, dated as of April 7, 2014, between Integrated Drilling Equipment Holdings Corp. and Stephen Cope (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).

Exhibit Number	Description
10.35	Promissory Note of Integrated Drilling Equipment Holdings Corp., dated as of April 7, 2014, issued to Stephen D. Cope in the amount of $2,111,951.00 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
10.36	Promissory Note of Integrated Drilling Equipment Holdings Corp., dated as of April 7, 2014, issued to Stephen D. Cope in the amount of $408,169.00 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
10.37#	Confidential Sales Representation and Non-Circumvention/Non-Disclosure Agreement, dated April 7, 2014, between Integrated Drilling Equipment Holdings Corp. and Stephen Cope (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K as filed with the SEC on April 15, 2014).
14.1	Code of Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 as filed with the SEC on May 2, 2011).
21.1*	Subsidiaries of the Company.
31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350 (Section 906 of the Sarbanes – Oxley Act of 2002).
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Presentation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

#	Designates a compensation plan or arrangement for directors or executive officers.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DRILLING EQUIPMENT HOLDINGS CORP.

April 10, 2015	By: /s/ N. Michael Dion N. Michael Dion Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jim Terry Jim Terry	Chief Executive Officer and Director (Principal Executive Officer)	April 10, 2015
/s/ N. Michael Dion N. Michael Dion	Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2015
/s/ James N. Mills James N. Mills	Chairman and Director	April 10, 2015
/s/ Stephen Cope Stephen Cope	Vice Chairman and Director	April 10, 2015
/s/ Alan B. Menkes Alan B. Menkes	Director	April 10, 2015
/s/ Richard Borstmayer Richard Borstmayer	Director	April 10, 2015
/s/ Richard Marshall Richard Marshall	Director	April 10, 2015